Form 10KSB
period 2000-12-31
PHYLLIS MAXWELLS GROUP INC
filed 2001-05-03
CIK 1124813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000.
( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transaction Period from ______ to
         ________.

Commission File Number       333-46828


                         PHYLLIS MAXWELL'S GROUPS, INC.
                 (Name of Small Business Issuer in its Charter)

             New York                                       13-3526402
    (State or other jurisdiction                          (IRS Employer
   of Incorporation or organization)                    Identification No.)

                           Suite 1807 - 1501 Broadway
                               New York, NY 10036
                    (Address of Principal executive Offices)

                                 (212) 768-2990
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X                No
                       ------------             -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year:  $268,882

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $25,000 as at May 2, 2001 based on the Company's offering price of its common shares of $0.05 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                  Yes: ________             No: _________


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,500,000 shares of common stock were outstanding as at May 2, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                                      None.

         Transitional Small Business Disclosure Format (check one):

                  Yes                        No       X
                     ------------              ------------

                                TABLE OF CONTENTS

                                     PART I

                                                                          PAGE

Item 1.  Description of Business                                            4

Item 2.  Description of Property                                            9

Item 3.  Legal Proceedings                                                  9

Item 4.  Submissions of Matters to a Vote of Security Holders               9

                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters           9

Item 6.  Management's Discussion and Analysis or Plan of Operation         10

Item 7.  Financial Statements                                              15

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                         28


                                    PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 28

Item 10. Executive Compensation                                            29

Item 11. Security Ownership of Certain Beneficial Owners and Management    29

Item 12. Certain Relationships and Related Transactions                    30

Item 13. Exhibits and Reports on Form 8K                                   30

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.       Business

Overview

         We were incorporated under the laws of New York on April 18, 1989.

         Neither we nor any of our related companies have ever undergone bankruptcy, receivership, or similar proceeding.

Our Services

         Our company provides services for groups who are interested in attending New York's Broadway and Off-Broadway productions. We purchase group tickets from New York City theatres for certain Broadway and Off-Broadway productions for our clients at box office prices. We select those shows from all of the ongoing productions, that meet certain customer criteria, such as critical appreciation, audience appeal, significant content and entertainment.

         We also provide our customers with information and recommendations on the various productions and theatre events. We inform our clients of what is expected in the upcoming seasons, an important service for customers who must plan ahead, as much as a year in some cases.

Our Current Sources of Revenues

         With the exception of Saturday evening or some holiday performance periods, our clients do not pay a fee for our services. All fees are paid by the respective theatres from which the tickets are purchased. A group consists of a minimum of 20 people. If the number in the group falls below 20 people, a fee is charged to the customer. All fees for 20 or more tickets are paid by the respective theatres from which the tickets were purchased. We do not maintain an inventory of tickets. Tickets are purchased only when an order is placed by our clients.

Our Customers

         We have varied types of clients including:

(a) corporations of all sizes who utilize our services as employee incentives and customer promotions;
(b) tour groups who bring pre-formed groups to New York and include theatre performances in their program;
(c) schools and universities sponsoring student activities; and
(d) charities running fund raisers.

         Our clients are located in all parts of the country with a concentration in the northeast. Our clients are solicited by telephone, recommendations from our existing clients and by the internet. We are currently listed on five web sites (clixtix.com, pmaxtix.com, studentfriendlytravel.com, disneycorporation.com, fordtheatre.com) as a source for group tickets.

         We have a cadre of 2000 customers. However, no one customer accounts for more than approximately 8% of our sales volume. Volume for customers vary with seasons, popularity of certain shows or the customers' changing needs or policies.

         We are constantly soliciting new clients and servicing existing ones. We have kept many clients throughout our 11 years of operation. However, invariably, attrition of clients occurs due to personnel changes, mergers, bankruptcy or policy changes at our corporate clients.

         Some of our larger customers buy tickets in increments of 100, 200, or more. Tour companies buy tickets in multiples of bus loads (ie. 47-50 tickets). Some tour customers buy tickets for as many as three or four performances for a group coming to New York for a three or four day visit. Student groups come to perform with bands or as singers or choruses and include theatre as part of their entertainment. Some participants in the Macy's Thanksgiving Day Parade include theatres which we book. On occasion we have arranged theatre, restaurant and other diversions in an entertainment package.

Our Competitive Business Conditions

         Our business is highly competitive with at least seventeen companies, in the New York City area, who provide similar services. Some of our largest competitors are heavily financed and include producers such as Broadway.com, and theatre owner groups sales such as Shubert and Nederlander Theatres. Despite this extensive competition, over the last five years, we have not had bookings of less than $1,500,000. We are able to maintain that competitive position based upon the direct and personal contact between Mrs. Maxwell and her customers. In addition, we maintain our strong competitive position by providing our clients with current and regular information on current and future attractions through a newsletter issued three times a year and bi weekly faxes.

         After 22 years in the group sales industry on Broadway, we believe that Mrs. Maxwell has built a following and has a strong relationship with box office personnel. Our relationship with other industry professionals, such as producers, box office personnel, general managers, company managers and public relations firms, nurtured over the years, facilitates the services we provide.

         We believe that Mrs. Maxwell has built a highly regarded reputation for quality service and a comprehensive knowledge of the theatre. Her expertise enables her to offer opinions as to what is appropriate for each client or group. This type of personalized attention is sought after by our customers to enable them to sell the appropriate shows, plan into future periods and consult with knowledgeable theatre people.

         There are several positive factors developing in the live entertainment business. As cited elsewhere, New York theatre and Times Square are entering a new era due to the transformation of Times Square and its environs into a safe, exciting family oriented tourist destination as well as a mecca for the "bus and tunnel" customers from the population centered in the megalopolis (these areas are within a day roundtrip by bus to New York). New York is the second most sought after tourist destination after Orlando, Florida. In 1999, 36 million tourists journeyed to New York. A second trend is the production of family entertainment on Broadway by American predominant entertainment companies. Disney, who has three shows on Broadway, made the first inroad on 42nd Street to give credibility to the Times Square Reclamation Project which was assured when Disney revived and restored an historic theatre treasure, The New Amsterdam. SFX has two shows on Broadway and owns the Ford Theatre, a restoration and consolidation of two theatres into a 1700 seat showplace. The financial strength of these companies has brought about a large amount of advertising and merchandising that has created a surge of demand which can only help our company to do additional business. These expenditures and show-specific advertising campaigns are creating a new audience created by this new awareness.

         Ticket prices have moved upward in recent years. Our fees are based on a fixed percentage of these rising prices and coupled with the increased demand can only increase future revenue. With the use of the internet, it is expected that a whole new market will develop. We intend to use this means to develop and expand our business to the global market place.

Our Suppliers

         The ticket prices and information which we provide to our clients is made available to us by the producers of the respective productions. The tickets are offered to our customers at the prices established by the theatres. The information and reduced group ticket prices provided by the producers are essential to our sales of group theatre tickets. The reduced box office prices established by the theatres are constantly changing and are determined by many factors including projected low periods (January), weather, vacations, slow down of long runs and certain days of the week, etc.

Regulatory Issues

         The City of New York requires us to obtain an annual license and to maintain an insurance policy against fraud. As such, we are bonded and licensed, as per the City of New York regulations. We are also regulated by the New York State Attorney General which regulates ticket resale prices.

Research and Development

         Other than the costs associated with our search for new clients and industries, we do not spend funds on research and development. However, as we intend to expand the scope of our activities by placing greater reliance on the internet, we expect that the amount of funds we spend on research and development, in particular with respect to our web site, will slowly increase. Telephone solicitation will continue at a modest cost to us. We maintain an 800 number as a service to clients across the country.

Employees

         As of May 2, 2001, we employ a total of four employees of which two are full time, one is part time and one serves as a consultant.

B.       Risk Factors Associated with Us and Our Business

         Our business is characterized by a number of significant risks which are set forth below.

Our recent revenue growth may not continue in the future which would materially and adversely affect our profit levels.

         There can be no assurance that the revenue growth we have experienced in recent periods will continue or increase. The prediction of our future results is difficult and, therefore, our recent revenue growth should not be taken as an indication of any growth that can be expected in the future.

         To the extent that revenues do not grow at anticipated rates, or that we are unable to secure or retain large contracts similar to those obtained in prior periods, our business, results of operations and financial condition would be materially and adversely affected because our profit levels will decline.

Our sales will not increase as anticipated if acceptance of the internet does not occur.

         Currently, only a small portion of our customers are solicited by internet. Our company is listed as a source for group tickets on 5 web sites. Our growth strategy business is based on the premise that a significant portion of the theatre-going public will seek to obtain tickets via the Internet. As such, our success in expanding our business depends upon the widespread acceptance of the internet as a key source for additional customers. If acceptance of the internet does not occur, or if it occurs more slowly than expected, our sales will not increase at the levels anticipated or may not increase at all.

Internet access problems and failures could decrease the rate of our future growth.

         We currently solicit only a small portion of our sales via the internet. Our services are currently listed on 5 web sites and approximately 400 search engines. Any persistent problems, failures or disruptions on those web sites or on Internet access provided by third parties in general could prevent the execution and success of our growth strategy.

It is unclear how any existing and future laws enacted will be applied to the internet industry and those laws may decrease our potential growth and future success.

         We are seeking to expand our technological capabilities to enable us to provide our services on the Internet. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease our potential growth, and the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Our long-term liquidity and capital resources are uncertain which may adversely affect our ability to continue our operations in the future.

         In the event that our cash reserves are depleted, we may need to seek additional capital. If we do, there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements. If we are unable to generate the required amount of additional capital, our ability to meet our obligations and to continue our operations may be adversely affected.

We may not be able to compete successfully against current and future competitors.

         We currently compete with at least 17 companies in the New York City area, who provide similar services to ours. Many of these, such as Broadway.com and the Shubert and Nederlander Theatres, may have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. In addition to our existing competitors, if we successfully implement our planned expansion strategy, we will also be competing with such larger companies as Ticket Master or Telecharge. We cannot assure you that we will have the financial resources or the technological expertise to successfully meet this competition.

Our corporate activities are effectively controlled by our management.

         As of May 2, 2001, Phyllis Maxwell, our president, owns 95% of our issued and outstanding shares of common stock. Mrs. Maxwell will be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

Our future performance is dependent on our ability to retain key personnel, the loss of which would adversely affect our success and growth.

         Our performance is substantially dependent on the performance of our senior management and sales personnel. In particular, our success depends on the continued efforts of our president, Phyllis Maxwell and our vice president, Mr. Richard Kelley. Mrs. Maxwell has 22 years of experience and a strong relationship with box office personnel and customers. Mr. Kelley has thirty years of experience as a company manager and theatre treasurer and he has an extensive knowledge of theatre. Both Mrs. Maxwell's and Mr. Kelley's knowledge of theatre and reputation are sought by clients. The loss of the services of either of Mrs. Maxwell or Mr. Kelley could have a material adverse effect on our business, results of operations and financial condition as commission revenues would most likely dramatically decline. We do not have employment agreements in place with our senior management or key employees.

Our management is inexperienced in managing a public company.

         Our current management has not had any previous experience managing a public company or a large operating company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any inability to manage growth effectively could have a material adverse effect on our future success.

The value and transferability of our shares may be adversely impacted by the limited trading market for our shares and the penny stock rules.

         There is no current trading market for our shares and there can be no assurance that a trading market will develop, or, if a trading market does develop, that it will be sustained. To the extent that a market develops for our shares at all, they will likely appear in what is customarily known as the "pink sheets" or on the NASD Bulletin Board, which may limit their marketability and liquidity. Thus, shareholders may find it difficult to sell their shares.

         To date, neither we nor anyone acting on our behalf has taken any affirmative steps to request or encourage any broker/dealer to act as a market maker for our shares. Further, we have not had any discussions with any market maker regarding the participation of any market maker in the future trading market, if any, for our shares. In addition, holders of our common stock may experience substantial difficulty in selling their securities including as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

Future sales of shares by us may reduce the value of our stock.

         If required, we will seek to raise additional capital through the sale of our common stock. Future sales of shares by us could cause the market price of our common stock to decline.

ITEM 2.  DESCRIPTION OF PROPERTY

         We operate a leased office, located at 1501 Broadway, Suite 1807, New York, New York 10036. We have a ten-year lease due to expire in April 2010. Our annual rent for 2000 is approximately $16,500.

         We own and lease various pieces of office equipment including two computers, a printer, a copier and a telephone system as well as additional pieces of office furniture.

         We believe that our properties are adequately covered by insurance as we carry fire, theft and liability insurance. We also carry worker's compensation insurance.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal proceeding against us or our property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public trading market for our common stock and there can be no assurance that a trading market will develop, or, if such a trading market does develop, that it will be sustained. To the extent that a market develops for our common stock at all, of which there can be no assurance, it will likely appear in what is customarily known as the "pink sheets" or on the NASD Bulletin Board, which may limit the marketability and liquidity of our common stock. Thus, stockholders may find it difficult to sell their shares. To date, neither we, nor anyone acting on our behalf has taken any affirmative steps to request or encourage any broker/dealer to act as a market maker for our common stock. Further, there have been no discussions or understandings, preliminary or otherwise, between us or anyone acting on our behalf and any market maker regarding the participation of any such market maker in the future trading market, if any, for our common stock.

         There are currently three holders of our outstanding common stock. We are currently conducting an initial public offering of 1,000,000 shares at a price of $0.05 per share pursuant to registration by us on Form SB-2 under the Securities Act of 1933, as amended. The offering will end on June 2, 2001 unless it is terminated by us on an earlier date as we may deem appropriate.

         There are no outstanding options or warrants to purchase, or securities convertible into, our common equity. The 10,500,000 shares of our common stock currently outstanding were sold in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and are restricted securities as that term is defined in the Securities Act of 1933.

         As of May 2, 2001, none of our shares of common stock are immediately eligible for sale in the public market without restriction or further registration under the Securities Act of 1933, unless purchased by or issued to any "affiliate" of ours, as that term is defined in Rule 144 promulgated under the Securities Act of 1933, described below. All other outstanding shares of our common stock are "restricted securities" as that term is defined under Rule 144, in that those shares were issued in private transactions not involving a public offering and may not be sold in the absence of registration other than in accordance with Rule 144, 144(k) or 701 promulgated under the Securities Act of 1933 or another exemption from registration.

         Sales of substantial amounts of our common stock under Rule 144, a prospectus or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sale of our securities.

Recent sales of unregistered securities:
----------------------------------------

         During the last three years, we sold securities in the manner disclosed below without registration under the Securities Act of 1933, as amended. Also included is the consideration, if any, received by us for those shares and information relating to the section of the Securities Act of 1933, or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

         On July 1, 2000, we issued 400,000 shares of our common stock, giving effect to a stock split of 100,000 to 1 on September 22, 2000, to Sierchio & Albert, P.C., our legal counsel, in consideration for legal services performed for us. We believe that this transaction was exempt from registration under the Securities Act pursuant to Section 4(2) and the rules and regulations promulgated under that section as a transaction by an issuer not involving any public offering

         On July 1, 2000, we issued 100,000 shares of our common stock, giving effect to a stock split of 100,000 to 1 on September 22, 2000, to Mr. Anthony Russo in consideration for consulting services performed for us. We believe that this transaction was exempt from registration under the Securities Act pursuant to Section 4(2) and the rules and regulations promulgated under that section as a transaction by an issuer not involving any public offering.

         We have not declared any dividends since inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to those financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to, those discussed under "Risk Factors" and elsewhere in this Annual Report.

Overview

         We are licensed by the City of New York to resell tickets to Broadway and Off-Broadway theatre performances. Typically, we buy group tickets on behalf of a customer group (usually a minimum of 20 persons) and our fee is paid, with limited exceptions by the theatre. These exceptions include Saturday night tickets, certain holiday periods or if the group falls below 20 persons, in which case the fee is paid by the customer. On occasion, as a special service for group customers, for an additional fee, as few as two or four tickets may be purchased.

         Revenue is not recognized by us until the date the invoice is generated. Generally, our sales and billing process is as follows:

         A customer will contact us regarding the availability of theatre tickets. We will then contact the box office by phone regarding the customer's inquiry. If the ticket availability is satisfactory to the customer, we will send a written confirmation to the theatre detailing the show date and number of tickets needed. Once we receive the signed confirmation back from the theatre, we send the customer an invoice that details the price of the tickets. The price is fixed and determinable. Upon our receipt from the customer of the non-refundable amount due per the invoice, we will immediately remit the funds to the respective show's box office. At that time, we have completed our work necessary to earn our fee from the theatre. After the funds are received by the box office, it sends the tickets to the customer. Our fee is delivered to us by the theatres after the date of the show's performance. Our fee is 9.45% of the ticket price.

         Box offices tend not to pay commission or give discounted ticket prices for holiday and weekend performances. If customers wish to purchase tickets for these periods, we may charge a commission that is, in that case, included in the invoice amount. As such, in those instances, we receive our commission before the date of the performance.

         During the years ended December 31, 2000 and 1999, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions are closing after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

         We have been in operation since April 1988. Prior to 1989, Mrs. Maxwell operated the same business as a sole proprietorship.

         On February 2, 2001 we commenced an initial public offering which will end on June 2, 2001 unless it is terminated by us on an earlier date as we may deem appropriate. We are offering 1,000,000 shares of our common stock at a price of $0.05 per share for total consideration of $50,000. Our proceeds from the sale of the shares, if all the shares are sold, are expected to be $50,000. Such proceeds will be utilized to substantially expand our website, implement new marketing programs, and for the general expansion of our business through the greater use of the internet as described below.

         We plan to inaugurate an Internet based marketing program that will enable American ticket buyers who plan to visit other English speaking countries to buy their tickets before leaving the United States and make information on these venues readily available. The plan would also enable global buyers of individual tickets to purchase their tickets for Broadway and Off-Broadway by the Internet before leaving for New York. All theatre information is currently on our web sites for groups. The same information for present and future shows would be necessary information for theatre goers to plan their visits to New York.

         We are also looking into the possibility of establishing an email ticket distribution system to be organized between us, one of the ticket sellers (eg. Ticketmaster or Telecharge) with the cooperation of specific producers of shows to have discounts and seat availabilities. This plan is in the formative state and development has not begun. At this point in time, we have not initiated any discussions with ticket sellers or producers.

         We are exploring the organization of a hit theatre ticket club for individual tickets to be sold on a subscription basis that will allow ticket buyers in the New York area to buy 2 or 4 tickets in advance of the theatre season. This plan has been successful when sold by New York institutional theatres, touring companies and specific markets other than New York. This plan would enable buyers to select three or four shows from different producers rather than one theatre or one subscription house.

         We are currently on five web sites (two of our own and three others where we are listed as a source for group Broadway ticket sales) and on approximately 400 search engines in the category of Broadway shows/Theatre Group Sales Agency Entertainment. It is our intention to continue to be listed on every possible search engine.

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
RESULTS OF OPERATIONS

         For the year ended December 31, 2000, we had a net loss of $30,517 compared to a net income of $5,680 in 1999, a decrease of 637%. Although our commission revenues increased by 52% from $176,949 for the year ended December 31, 1999 to $268,882 for the year ended December 31, 2000, our general and administrative expenses increased by 79% from $171,973 for the year ended December 31, 1999 to $307,696 for the year ended 2000. The increase in commission revenues was attributed to growth in customer demand to see high quality Broadway entertainment such as hits including Disney's The Lion King and Aida.

         Our general and administrative expenses which increased by 79% for the year ended December 31, 2000 include but are not limited to officer and office wages and related fringe benefits, professional fees, travel and entertainment, insurance, telephone, office rent and other office expenses. The $135,723 increase in our general and administrative expenses for the year ended December 31, 2000 can attributed to the $70,649 increase in our overall salary expense from $106,572 for the year ended December 31, 1999 to $177,221 for the year ended December 31, 2000. This increase can be attributed to the fact that Mrs. Maxwell, our President, was paid a salary of $48,000 and bonus of $50,000, totaling $98,000, during this period, as compared to the year ended December 31, 1999 in which Mrs. Maxwell only drew a salary of $48,500 (an increase in 2000 of $49,500). In addition, several part time employees were hired during the first three quarters of 2000.

         In addition, our travel and entertainment expenses for the year ended December 31, 2000 increased by approximately $6,148, or 107%, to $11,874 in the year ended December 31, 2000 from $5,726 in the year ended December 31, 1999. The travel and entertainment expense is a discretionary account and varies from year to year. In the year ended December 31, 2000, there was an increase in show openings, which we attend on a routine basis. In addition, we conducted additional promotion including the entertainment of several buyers who were engaged in long term planning. These factors contributed to the increase in our travel and entertainment expense.

         In 2000, we incurred additional costs in connection with the preparation and filing of an initial public offering registration statement. Total costs incurred during 2000 by us for the offering was $45,000, including the issuance of common stock to our legal counsel. Our professional fee expenses increased by $53,053 from $3,750 for the year ended December 31, 1999 to $56,803 for the year ended December 31, 2000, also due to the preparation of our registration statement. In addition, during 2000 we retained a computer consultant to update and improve our computer system.

         In the year ended December 31, 2000, we had interest income of $4,449 compared to an interest income of $2,454 in 1999, an increase of $1,995 or 81.3%. The interest is earned on our cash reserves.

         Our income taxes for the year ended December 31, 2000 decreased by $2,098 or 120% from $1,750 in 1999 to an income tax benefit of $3,848 in 2000. Our income taxes are calculated based on the prescribed statutory rates based on our income before taxes for the specific period.

LIQUIDITY AND CAPITAL RESOURCES

         We ended 2000 with a cash position of $30,132. We feel that our present cash flow is sufficient to satisfy our current requirements through the year ending December 31, 2001. We expect to use the proceeds from our public offering to expand our operations and develop a web site. We anticipate a capital requirement of approximately $35,000 for our web site production and expansion consisting of approximately $20,000 for the enhancement of our web site, $10,000 for part time employees and $5,000 for additional equipment purchases. Our present marketing methods will continue.

         However, we may require significant additional financial resources for future expansion, especially if the expansion is effected through the acquisition of related businesses. It is not possible to quantify what amount may actually be required. If needed, we may seek to obtain the financing through public or private equity offerings. If we are unable to generate the required amount of additional capital, our ability to implement our expansion strategies may be adversely affected. No specific plans exist for a financing at this time.

VARIABLES AND TRENDS

         We have been conducting the same type of business activities for over 11 years. Key variables in our industry are caused by the lack of popularity or attraction of certain productions. However, the demand to see Broadway and Off-Broadway productions is constant. Successful shows are enjoying a longer run time (i.e. Cats ran for 18 years and Miss Saigon ran for 9 years as of December
2000) and more people are going to see theatre.

         In addition, there is a current trend of large, well financed companies such as Disney, SFX, Fox Theatricals and Dadger Theatricals furnishing productions backed by substantial promotion dollars. In fact, Disney is currently presenting three productions on Broadway and SFX has produced two productions with more scheduled in the coming season.

         New theatres and the "rebirth" of the Time Square area of New York City as well as the subsequent tourist increase promise more interest and business in theatre. All of these influences, changes and product development taking place including the changes in Times Square, the participation of the business giants and the promotion of all of live entertainment and the new theatres and restoration of several elegant historic showplaces can only affect us positively. Lion King (Disney) has been playing to 101% (standing room) capacity for 3 years as of November. Cats and Miss Saigon will close after 17 years and 10 years, respectively. The longevity of several of the other shows (i.e. Fosse, Les Miserables, Phantom of the Opera and Chicago) makes for a solid future for Broadway and Off-Broadway.

         As at December 31, 2000, we had employed a total of four employees of which two are full time, one is part time and one serves as consultant. We currently employ a total of four employees of which are two are full time, one is part time and one serves as a consultant. We anticipate hiring additional employees during the year ending December 31, 2001 as our needs and resources permit.

C.       Forward Looking Statements

         This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included, among other places in this report, in the sections entitled "Management's Discussion and Analysis or Plan of Operation" and "Description of Business." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

ITEM 7.  FINANCIAL STATEMENTS

                                                                            Page

         Independent Auditors' Report dated March 6, 2001                    16

         Balance Sheets as at December 31, 2000 and 1999                     17

         Statements of Income for the years ended December 31, 2000
                  And 1999                                                   18

         Statements of Stockholders' Equity for the years ended
                  December 31, 2000 and 1999                                 19

         Statements of Cash Flows for the years ended
                  December 31, 2000 and 1999                                 20

         Notes to Consolidated Financial Statements                          22

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Board of Directors and Stockholders
Phyllis Maxwell's Groups, Inc.
1501 Broadway
Suite 1807
New York, New York 10036

We have audited the accompanying balance sheets of Phyllis Maxwell's Groups, Inc. as of December 31, 2000 and 1999 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phyllis Maxwell's Groups, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
March 6, 2001

                         PHYLLIS MAXWELL'S GROUPS, INC.

                                 BALANCE SHEETS
                                -----------------


                                                            December 31,       December 31,
                                                               2000               1999
                                                         ---------------      --------------
ASSETS
Current assets:
     Cash                                                  $    30,132           $    3,940
     Commissions receivable                                     96,963               92,111
Other assets                                                     5,666                5,666
                                                           -----------           ----------

          Total current assets                                 132,761              101,717

Loans receivable - stockholder                                  20,000               17,130
                                                           -----------           ----------

          Total assets                                     $   152,761           $  118,847
                                                           ===========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $    62,009           $   20,330
   Deferred taxes payable                                       15,500               20,618
   Loan payable - stockholder                                    7,870                   -
                                                           -----------           ----------

          Total liabilities                                     85,379               40,948
                                                           -----------           ----------

Commitments

Stockholders' equity:
   Common stock, no par value; 20,000,000
     shares authorized, 10,500,000 shares issued
     and outstanding at December 31, 2000;
     10,000,000 shares issued and outstanding
     at December 31, 1999                                       20,100                  100
   Additional paid-in capital                                   23,349               23,349
   Retained earnings                                            23,933               54,450
                                                           -----------           ----------

          Total stockholders' equity                            67,382               77,899
                                                           -----------           ----------

          Total liabilities and stockholders' equity       $   152,761           $  118,847
                                                           ===========           ==========



   The accompanying notes are an integral part of these financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                              STATEMENTS OF INCOME
                           ---------------------------



                                            Year ended         Year ended
                                           December 31,       December 31,
                                              2000                1999
                                        ---------------      --------------

Commission revenue                           $  268,882        $    176,949

General and administrative expenses             307,696             171,973
                                             ----------        ------------

Income (loss) from operations                   (38,814)              4,976
Interest income                                   4,449               2,454
                                             ----------        ------------

Income (loss) before income taxes               (34,365)              7,430
                                             ----------        ------------

Income taxes (benefit):
   Current                                        1,270                 750
   Deferred                                      (5,118)              1,000
                                             ----------        ------------

                                                 (3,848)              1,750
                                             ----------        ------------

Net income (loss)                            $  (30,517)       $      5,680
                                             ===========       ============

Earnings (loss) per common share -
    basic and diluted                        $      .00        $        .00
                                             ==========        ============

Weighted average common shares
    outstanding - basic and dilutive         10,269,231          10,000,000
                                             ==========        ============












   The accompanying notes are an integral part of these financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   ------------------------------------------


                                                                                  Additional
                                                         Common Stock               Paid-In        Retained
                                                      Shares         Amount         Capital        Earnings       Total
                                                      ------         ------         -------        --------       -----

Balances, December 31, 1998                          10,000,000    $     100      $  23,349       $  48,770    $   72,219

Net income, year ended 1999                                  -            -              -            5,680         5,680
                                                   ------------    ---------      ---------       ---------     ----------

Balances, December 31, 1999                          10,000,000          100         23,349          54,450        77,899

Issuance of shares for professional
   services                                             500,000       20,000             -               -         20,000

Net loss, year ended 2000                                    -            -              -          (30,517)      (30,517)
                                                   ------------    ---------      ---------       -----------   -----------

Balances, December 31, 2000                          10,500,000    $  20,100      $  23,349       $  23,933     $   67,382
                                                    ===========    =========      =========       ===========   ===========








   The accompanying notes are an integral part of these financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                            STATEMENTS OF CASH FLOWS
                         ------------------------------


                                              Year ended         Year ended
                                             December 31,       December 31,
                                                2000               1999
                                          ---------------      --------------

Cash flows provided by (used in):
   Operating activities:
     Cash received from customers           $    264,030          $   165,310
     Cash paid to suppliers and
      Employees                                 (246,187)            (158,288)
     Interest received                             4,449                2,454
     Income tax paid                              (1,100)                (750)
                                            ------------          -----------

          Net cash provided by
             operating activities                 21,192                8,726
                                            ------------          -----------

   Financing activities:
     Advances to stockholder                     (20,000)              (5,315)
     Advances from stockholder                    25,000                   -
                                            ------------          -----------

          Net cash provided by (used in)
             financing activities                  5,000               (5,315)
                                            ------------          -----------

Net increase in cash                              26,192                3,411

Cash, beginning of year                            3,940                  529
                                            ------------          -----------

Cash, end of year                           $     30,132          $     3,940
                                            =============        ============









   The accompanying notes are an integral part of these financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                          -----------------------------

                                                       Year ended          Year ended
                                                       December 31,       December 31,
                                                          2000               1999
                                                    ---------------      --------------
Reconciliation of net income (loss) to net
  cash provided by operating activities:

       Net income (loss)                                 $ (30,517)         $    5,680
                                                         ---------          ----------

   Adjustments to reconcile net income
     (loss) to net cash provided by
       operating activities:
     Issuance of common stock for
       professional services                                20,000              -
     Deferred income taxes payable                          (5,118)              1,000

     Changes in assets (increase) decrease:
         Commission receivable                              (4,852)            (11,639)
         Other assets                                       -                   (5,632)
     Changes in liabilities increase (decrease):
         Accounts payable                                   41,679              19,317
                                                         ---------          ----------

                Total adjustments                           51,709               3,046
                                                         ---------          ----------

                Net cash provided by
                  operating activities                   $  21,192          $    8,726
                                                         =========          ==========

Supplemental schedule of non-cash financing activities:

On July 1, 2000, the Board of Directors approved issuance of 500,000 shares of common stock to its legal counsel and a consultant based on a fair value of $20,000 for common stock issued.






   The accompanying notes are an integral part of these financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                (Including data applicable to unaudited periods)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                   ------------------------------------------


(1)    Nature of operations:

       Phyllis Maxwell's Groups, Inc. (the Company) is licensed by the City of New York to resell group tickets to Broadway and off-Broadway performances.

(2)    Summary of significant accounting policies:

       (A)      Revenue recognition:

                Commission revenue is recognized at the date the invoice is generated. The Company is paid directly from the theatre after the date of the performance, which may be over a year after the date of the invoice. The Company may have losses due to cancellation of performances. Historically, these losses have not been significant and losses under present obligations are not expected to be significant. Accordingly, no provision has been made for future losses that may result from a cancellation of a performance. It is at least reasonably possible that the Company's estimate will change in the near term.

       (B)      Income taxes:

                The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to the bases of revenue recognition for financial and income tax reporting purposes. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

       (C)      Use of estimates:

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                (Including data applicable to unaudited periods)
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                   ------------------------------------------


(2)    Summary of significant accounting policies - cont'd:

       (D)      Earnings (loss) per share:

                Earnings (loss) per share-basic is computed based on the weighted average number of shares of common stock outstanding. Earnings (loss) per share-dilutive reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock and is computed similarly to "fully diluted" earnings (loss) per share that was reported under previous accounting standards. Dilutive potential common shares do not have a significant dilutive effect.

(3)    Stockholders' equity:

        (A)     Common stock and per share data:

                The common stock and per share data for all periods gives effect to a stock split, declared by the Company's Board of Directors on September 22, 2000, of 100,000 to 1 shares which occured immediately before the date of the Company's initial public offering.

        (B)     Issuance of common stock

                On July 1, 2000, the Company issued 400,000 shares of its common stock to its legal counsel and 100,000 share of its common stock to a consultant based on fair value of the common shares issued totalling $20,000 ($.04 per share).

        (C)     Initial public offering:

                In September 2000, the Company filed an initial public offering registration with the Securities and Exchange Commission in hopes of issuing an additional 1,000,000 shares of common stock at an issuance price of $.05 per share. This filing was approved by the Securities and Exchange Commission during February 2001. Total costs incurred during the year ended December 31, 2000 by the Company for the offering, including the issuance of common stock to the Company's legal counsel (see Note 3B), was $45,000.

                Following the issuance of the initial public offering shares, the Company's current President will own 87% of the outstanding common stock of the Company.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                (Including data applicable to unaudited periods)
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                   ------------------------------------------

(4)    Operating leases:

       At December 31, 2000, the Company is obligated under operating leases for office space and office equipment, with minimum lease payments through April 2010 as follows:

              Year ending
              December 31,                                    Amount

                  2001                                        $   16,558
                  2002                                            16,354
                  2003                                            16,354
                  2004                                            16,354
                  2005                                            16,354
                  Thereafter                                      80,555
                                                              ----------

                                                              $  162,529
                                                              ==========

       Rent expense for the years ended December 31, 2000 and 1999 applicable to these operating leases was $16,973 and $16,447, respectively.

(5)    Concentration risk:

       Financial   instruments,   which   potentially   expose   the Company  to
       concentrations of credit risks, consist primarily of cash and commissions receivable.

       Commissions receivable are due from production companies, which operate in theaters throughout New York City. The Company minimizes its risks by monitoring its customer balances.

       The Company at times during the year maintains its cash in accounts, which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

(6)    Related party:

       (A)      Loans receivable - stockholder:

                At both December 31, 2000 and 1999, the Company has advanced a stockholder amounts totaling $20,000 and $17,130, respectively. These advances are non-interest bearing.

       (B)      Loan payable - stockholder:

                At December 31, 2000, the Company has outstanding advances from a stockholder totaling $7,870. These advances are non-interest bearing.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                (Including data applicable to unaudited periods)
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                   ------------------------------------------


(7)    Income taxes:

       The components of income tax expense are as follows:

                                                Year ended         Year ended
                                               December 31,       december 31,
                                                    2000              1999
                                              ---------------    ---------------

       Current
         Federal                                 $  -                $    100
         State and local                             1,270                650
                                                 ---------           --------

                                                     1,270                750
                                                 ---------           --------

       Deferred
         Federal                                    (4,600)               400
         State and local                              (518)               600
                                                 ---------           --------

                                                    (5,118)             1,000
                                                 ---------           --------

              Total                              $  (3,848)          $  1,750
                                                 ==========          ========

       A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:

                                                Year ended         Year ended
                                               December 31,        December 31,
                                                    2000               1999
                                               ---------------    --------------

       Statutory Federal income
        tax rate                                       34%           34%

       State and local taxes                           18            18

       Effect of net operating
         loss                                         (24)            -

       Effect of graduated
        rates on statutory rate                       (28)          (28)
                                                     ----          ------

                                                       0%            24%
                                                       ==            ===

                         PHYLLIS MAXWELL'S GROUPS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                (Including data applicable to unaudited periods)
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                   ------------------------------------------


(8)    Income taxes - cont'd:

       The details of deferred income tax assets and liabilities are as follows:

                                              Year ended          Year ended
                                              December 31,        December 31,
                                                  2000               1999
                                             ---------------    ----------------

       Deferred income tax assets:
        Net operating loss
         carryforward                         $   13,800            $    -
        Accounts payable                           1,700                  8,000

       Deferred income tax liabilities:
        Accounts receivable                      (31,000)               (28,618)
                                              ----------            -----------
           Net deferred income tax
             liabilities                      $  (15,500)           $   (20,618)
                                              ==========-           ============

       At December 31, 2000, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $45,000, which expire through 2015.

(9)    Earnings (loss) per share:


                                               Income (Loss)           Shares                 Per-share
                                               (Numerator)         (Denominator)                Amount
                                               -----------         -------------                ------
       Year ended December 31, 2000:

       Basic EPS

       Loss available to common
        stockholders                            $  (30,517)             10,269,231              $.00
                                                                                                ====

       Effective dilutive securities                -                           -
                                                ----------            ------------

       Diluted EPS

       Loss available to common
        stockholders                            $  (30,517)             10,269,231              $.00
                                                ===========           ============              ====

                         PHYLLIS MAXWELL'S GROUPS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                (Including data applicable to unaudited periods)
                                   (CONCLUDED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                   ------------------------------------------


(9)    Earnings per share - cont'd:

                                        Income (Loss)                  Shares                 Per-share
                                        (Numerator)                (Denominator)                Amount
                                        -----------                -------------                ------
       Year ended December 31, 1999:

       Basic EPS

       Income available to common
        stockholders                    $     5,680                     10,000,000             $    .00
                                                                                               ========

       Effective dilutive securities             -                              -
                                        -----------                  -------------

       Diluted EPS

       Income available to common
        stockholders                    $     5,680                     10,000,000             $    .00
                                        ===========                  =============             ========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreement with our accountants on accounting and financial disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Our director(s), executive officer(s) and other key employees, and their ages, as of May 2, 2001 are as follows:

Name                  Age      Positions held with the Company    Since
----                  ---      -------------------------------    -----
Phyllis Maxwell        75      President and Director             1989
Richard Kelley         60      Director                           1998
Allen Vershel          69      Director                           September 2000


         The backgrounds of our directors, executive officers and significant employees are as follows:

         Phyllis Maxwell is the founder and has been president of our company since 1989. After over 20 years of experience in theatre, we believe that Mrs. Maxwell has built relationships with box office personnel as well as a reputation for service and knowledge of theatre.

         Richard Kelley has thirty years of experience in theatre including work as a company manager and box office treasurer. Mr. Kelley has been with us since September 1998. From 1988 through 1998, he served as the Director of Ticketing Operations for the Stamford Center for the Arts. As a group theatre advisor, his extensive knowledge of theatre (past, present and future) is an invaluable tool. His advice and counsel is sought by clients.

         Allen Vershel has been a director of our company since September 5, 2000. Dr. Vershel has degrees in dentistry, law and healthcare administration degrees. From 1978 to present, Dr. Vershel has been a consultant with Second Opinion Dental Consultants where he reviews and evaluates dental malpractice cases for attorneys and insurance companies. Dr. Vershel also serves on the Board of Directors of two private companies.

         During the past five years none of our directors, executive officers, promoters or control persons were:

         (1) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION

         The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended December 31, 1998, 1999 and 2000. None of our other executive officers received salary and bonus exceeding $100,000 during those years.


---------------------------------------------------------------------------------------------------------
                                       Summary Compensation Table
---------------------------------------------------------------------------------------------------------
------------------------------------------------- -------- -------------- ------------ ------------------
                                                                                         Other Annual
                     Name and Principal Position   Year       Salary         Bonus       Compensation
                                                   ----       ------         -----       ------------

------------------------------------------------- -------- -------------- ------------ ------------------
------------------------------------------------- -------- -------------- ------------ ------------------
Phyllis Maxwell                                    1998    $ 4,000        $ 0          $ 0
President                                          1999    $48,500        $ 0          $ 0
                                                   2000    $48,000(1)     $ 50,000     $ 0
------------------------------------------------- -------- -------------- ------------ ------------------
------------------------------------------------- -------- -------------- ------------ ------------------
Richard Kelley            (Sept. - Dec.)           1998    $28,000        $ 0          $ 0
Vice President                                     1999    $50,492        $ 0          $ 0
                                                   2000    $50,000(2)     $ 2,500      $ 0
------------------------------------------------- -------- -------------- ------------ ------------------

(1) Mrs. Maxwell receives health insurance and related fringe benefits, which amounted in total to approximately $12,528 in 2000, $5,722 in 1999 and $7,068 in 1998. As a requirement of business, Mrs. Maxwell attends every show on Broadway and much of Off-Broadway. (A portion of her expenses, such as meals, transportation and entertainment of customers, are paid for by us.)
(2) Mr. Kelley receives health insurance and other fringe benefits which amounted in total to approximately $1,050 in 1998, $3,200 for 1999 and $3,303 for 2000.


Directors' Compensation

         Directors are not compensated for their services as such. There are no standard or other arrangements pursuant to which directors are compensated for any services provided as a director or for which any director was compensated during 2000 for any services provided as a director.

Employment and Severance Agreement

         There are no employment contracts or agreements between us and our officers.

         We do not have any employee stock option or other incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following lists as of May 2, 2001 the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors, executive officers and significant employees.

                                                                   Approximate
Name and address* of                     Amount and Nature         Percent of
Beneficial Owner                       of Beneficial Ownership       Class
-------------------------              -----------------------       ------
Phyllis Maxwell                                10,000,000              95%

Richard Kelley                                         0                0

Allen Vershel                                          0                0

All directors, executive officers               10,000,000             95%
And significant employees as a
Group (3 persons)

         *Unless otherwise referenced, the address for each of the above mentioned parties is c/o Phyllis Maxwell's Groups, Inc., 1501 Broadway, Suite 1807, New York, New York 10036.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have not entered into any transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of our directors, executive officers, any 5% shareholder listed in Item 11 or any member of the immediate family of any of these persons had a material interest. We do not have a parent company.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8K.

     (a) Exhibits:    None
     (b) Reports on Form 8K: No reports were filed on Form 8K during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2001                           PHYLLIS MAXWELL'S GROUPS, INC.



                                             By: /s/ Phyllis Maxwell
                                             Phyllis Maxwell, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                         TITLE                        DATE


By: /s/ Phyllis Maxwell         President and Director
                             (principal executive officer)       May 2, 2001
------------------------
Phyllis Maxwell


By: /s/ Richard Kelly          Vice President and Director
                             (principal financial officer,       May 2, 2001
------------------------      principal accounting officer)
Richard Kelley