Form 10QSB
period 2001-03-31
PHYLLIS MAXWELLS GROUP INC
filed 2001-05-15
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

                  Commission file number:  333-46828

                         PHYLLIS MAXWELL'S GROUPS, INC.
        (Exact name of small business issuer as specified in its charter)

               New York                                     13-3526402
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)

                  Suite 1807-1501 Broadway, New York, NY 10036
                    (Address of principal executive offices)

                                 (212) 768-2990
                           (Issuer's telephone number)

                                       n/a
      (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [__]  No [__]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

10,500,000 shares of common stock outstanding as of April 1, 2001



Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

                         PHYLLIS MAXWELL'S GROUPS, INC.

                                   FORM 10-QSB


                                      INDEX


                                                                           Page
PART I       FINANCIAL INFORMATION...........................................3

Item 1.      Financial Statements:...........................................3
             Independent Accountants' Review Report..........................3
             Condensed Balance Sheets........................................4
             Condensed Statements of Income and Retained Earnings............5
             Condensed Statements of Cash Flows..............................6
             Notes to Condensed Financial Statements.........................8

Item 2.      Management's Discussion and Analysis or Plan of Operation.......9

PART II      OTHER INFORMATION..............................................13

Item 1.      Legal Proceedings..............................................13
Item 2.      Changes in Securities..........................................13
Item 3.      Defaults Upon Senior Securities................................13
Item 4.      Submission of Matters to a Vote of Security Holders............13
Item 5.      Other Information..............................................13
Item 6.      Exhibits and Reports on Form 8-K...............................13

SIGNATURE PAGE..............................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------


To the Board of Directors and Stockholder
Phyllis Maxwell's Groups, Inc.
1501 Broadway
Suite 1807
New York, New York 10036

We have reviewed the accompanying condensed balance sheet of Phyllis Maxwell's Groups, Inc. as of March 31, 2001 and the related condensed statements of income and retained earnings, and cash flows for the three month periods ended March 31, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Phyllis Maxwell's Groups, Inc. as of December 31, 2000, presented herein, and the related statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated March 6, 2001, we expressed an unqualified opinion on those financial statements.

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
April 27, 2001

                         PHYLLIS MAXWELL'S GROUPS, INC.

                            CONDENSED BALANCE SHEETS
                         -------------------------------


                                                        March 31,            December 31,
                                                          2001                   2000
                                                       -------------       ---------------
                                                       (Unaudited)
ASSETS
Current assets:
   Cash                                                 $     64,420          $   30,132
   Commissions receivable                                    135,087              96,963
   Other assets                                                7,166               5,666
                                                        ------------          ----------

          Total current assets                               206,673             132,761

   Loans receivable - stockholder                             20,000              20,000
                                                        ------------          ----------

          Total assets                                  $    226,673          $  152,761
                                                        ============          ==========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                     $    125,500          $   62,009
   Deferred taxes payable                                     18,000              15,500
   Loan payable - stockholder                                  7,870               7,870
                                                        ------------          ----------

          Total liabilities                                  151,370              85,379
                                                        ------------          ----------

Commitments

Stockholder's equity:
   Common stock, no par value;
     20,000,000 shares authorized, 10,500,000
     shares issued and outstanding                            20,100              20,100
   Additional paid-in capital                                 23,349              23,349
   Retained earnings                                          31,854              23,933
                                                        ------------          ----------

          Total stockholder's equity                          75,303              67,382
                                                        ------------          ----------

          Total liabilities and stockholder's equity    $    226,673          $  152,761
                                                        ============          ==========




   See accountants' review report and notes to condensed financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                         CONDENSED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                           ---------------------------


                                                Three months       Three months
                                                    ended             ended
                                                March 31, 2001    March 31, 2000
                                                --------------    --------------
                                                (Unaudited)          (Unaudited)

Commission revenue                              $     65,964        $     63,120

General and administrative expenses                   55,955              44,582
                                                ------------        ------------

Income from operations                                10,009              18,538

Interest income                                        1,140               1,063
                                                ------------        ------------

Income before income taxes                            11,149              19,601
                                                ------------        ------------

Income taxes:
   Current                                               728                 680
   Deferred                                            2,500               5,640
                                                ------------        ------------

                                                       3,228               6,320
                                                ------------        ------------

Net income                                             7,921              13,281

Retained earnings, beginning of period                23,933              54,450
                                                ------------        ------------

Retained earnings, end of period                $     31,854        $     67,731
                                                ============        ============

Earnings per common share -
    basic and diluted                           $        .00        $        .00
                                                ============        ============

Weighted average common shares outstanding -
    basic and diluted                             10,500,000          10,000,000
                                                ============        ============









   See accountants' review report and notes to condensed financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                   ------------------------------------------


                                                                  Three months      Three months
                                                                     ended             ended
                                                                  March 31, 2001   March 31, 2000
                                                                  --------------   --------------
                                                                   (Unaudited)       (Unaudited)
Cash flows provided by (used in):
   Operating activities:
     Cash received from customers                                $     91,331       $   106,570
     Cash paid to suppliers and employees                             (57,455)          (44,582)
     Interest received                                                  1,140             1,063
     Income tax paid                                                     (728)             (680)
                                                                 ------------       -----------

                Net cash provided by operating activities              34,288            62,371
                                                                 ------------       -----------

Net increase in cash                                                   34,288            62,371

Cash, beginning of period                                              30,132             3,940
                                                                 ------------       -----------

Cash, end of period                                              $     64,420       $    66,311
                                                                 ============       ===========
















   See accountants' review report and notes to condensed financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                   ------------------------------------------


                                                                            Three months        Three months
                                                                                ended               ended
                                                                            March 31, 2001     March 31, 2000
                                                                            --------------     --------------
                                                                             (Unaudited)         (Unaudited)
Reconciliation of net income to net cash provided by
     operating activities:

       Net income                                                               $   7,921        $   13,281
                                                                                ---------        ----------

Adjustments to reconcile net income to net cash provided by operating activities:

       Deferred income taxes payable                                                2,500             5,640

       Changes in assets (increase) decrease:
         Commission receivable                                                    (38,124)          (30,517)
         Other assets                                                              (1,500)             -

       Changes in liabilities increase:
         Accounts payable                                                           63,491           73,967
                                                                                ----------       ----------

                Total adjustments                                                   26,367           49,090
                                                                                ----------       ----------

                Net cash provided by operating activities                       $   34,288       $   62,371
                                                                                ==========       ==========
















   See accountants' review report and notes to condensed financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                ------------------------------------------------


(1) In the opinion of the Company's management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a three-month basis may not be indicative of operating results for the full year.

(2) The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations.

(3)    Earnings per share:


                                               Income                     Shares               Per-share
                                             (Numerator)              (Denominator)             Amount
                                             -----------              -------------             ------
       Three months ended March 31, 2001:
       ----------------------------------

       Basic EPS

       Earnings available to common
        stockholders                       $     7,921                  10,500,000             $    .00
                                                                                               ========

       Effective dilutive securities                -                           -
                                           -----------                ------------

       Diluted EPS

       Earnings available to common
        stockholders                       $     7,921                  10,500,000             $    .00
                                           ===========                ============             ========

       Three months ended March 31, 2000:
       ----------------------------------

       Basic EPS

       Income available to common
        stockholders                       $    13,281                  10,000,000             $    .00
                                                                                               ========

       Effective dilutive securities                -                           -
                                           -----------                ------------

       Diluted EPS

       Income available to common
        stockholders                       $    13,281                  10,000,000             $    .00
                                           ===========                ============             ========

Item 2.           Management's Discussion and Analysis or Plan of Operation.

         The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Financial Statements and Notes to those financial statements included in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.


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

         During the quarters ended March 31, 2001 and 2000, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions are closing after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

         We have been in operation since April 1988. Prior to 1989, Mrs. Maxwell operated the same business as a sole proprietorship.

         On February 2, 2001 we commenced an initial public offering which is due to end on June 2, 2001 unless it is terminated by us on an earlier date. We are offering 1,000,000 shares of our common stock at a price of $0.05 per share for total consideration of $50,000. If all 1,000,000 shares offered are sold, our proceeds from the sale of the shares will be $50,000. Such proceeds will be utilized to substantially expand our website, implement new marketing programs, and for the general expansion of our business through the greater use of the internet as described below.

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

FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
RESULTS OF OPERATIONS

         For the quarter ended March 31, 2001, we had a net income of $7,921 compared to a net income of $13,281 for the quarter ended March 31, 2000, a decrease of 40%. Although our commission revenues increased by 4.5% from $63,120 for the quarter ended March 31, 2000 to $65,964 for the quarter ended March 31, 2001, our general and administrative expenses increased by 25.5% from $44,582 for the quarter ended March 31, 2000 to $55,955 for the quarter ended March 31, 2001. The increase in commission revenues was attributed to growth in customer demand to see high quality Broadway entertainment such as hits including Disney's The Lion King and Aida.

         Our general and administrative expenses which increased by 25.5% for the quarter ended March 31, 2001 include but are not limited to officer and office wages and related fringe benefits, professional fees, travel and entertainment, insurance, telephone, office rent and other office expenses. The $11,373 increase in our general and administrative expenses for the quarter ended March 31, 2001 can be attributed in part to the $5,929 or 21% increase in our overall salary expense from $28,429 for the quarter ended March 31, 2000 to $34,358 for the quarter ended March 31, 2001. This increase can be attributed to the fact that during the first quarter of 2001, we changed the timing of our payroll payments to our president so that Mrs. Maxwell was paid an extra $4,000 during the first quarter of 2001 as compared to the first quarter of 2000.

         In addition, our office rent expenses for the quarter ended March 31, 2001 increased by $1,538, or 50%, from $3,107 for the quarter ended March 31, 2000 to $4,645 for the quarter ended March 31, 2001. We entered into a new rental agreement following the first quarter of 2000 which increased our rental expenses for the remainder of 2000 and for the first quarter of 2001.

         Our travel and entertainment expenses for the quarter ended March 31, 2001 increased by approximately $1,582, or 78%, from $2,029 in the quarter ended March 31, 2000 to $3,611 in the quarter ended March 31, 2001. The travel and entertainment expense is a discretionary account and varies from quarter to quarter. In the quarter ended March 31, 2001, there was an increase in show openings, which we attend on a routine basis. In addition, we conducted additional promotion including the entertainment of several buyers who were engaged in long term planning. These factors contributed to the increase in our travel and entertainment expense.

         During the first quarter of 2001, we incurred additional costs in connection with the preparation and filing of an initial public offering registration statement. Our professional fee expenses increased by $2,620 from $0 for the quarter ended March 31, 2000 to $2,620 for the quarter ended March 31, 2001, due to the preparation and filing of our registration statement and our Form 10-KSB.

         Our income taxes for the quarter ended March 31, 2001 decreased by $3,092 or 49% from $6,320 for the quarter ended March 31, 2000 to $3,228 for the quarter ended March 31, 2001. Our income taxes are calculated based on the prescribed statutory rates based on our income before taxes for the specific period.

LIQUIDITY AND CAPITAL RESOURCES

         We ended the first quarter of 2001 with a cash position of $64,420. We feel that our present cash flow is sufficient to satisfy our current requirements through the year ending December 31, 2001. We expect to use the proceeds from our public offering to expand our operations and develop a web site. We anticipate a capital requirement of approximately $35,000 for our web site production and expansion consisting of approximately $20,000 for the enhancement of our web site, $10,000 for part time employees and $5,000 for additional equipment purchases. Our present marketing methods will continue.

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

VARIABLES AND TRENDS

         We have been conducting the same type of business activities for approximately 12 years. Key variables in our industry are caused by the lack of popularity or attraction of certain productions. However, the demand to see Broadway and Off-Broadway productions is constant. Successful shows are enjoying a longer run time (i.e. Cats ran for 18 years and Miss Saigon ran for 9 years closing during 2000) and more people are going to see theatre.

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

         As at March 31, 2001, we had employed a total of four employees of which two are full time, one is part time and one serves as consultant. We anticipate hiring additional employees during the year ending December 31, 2001 as our needs and resources permit.

C.       Forward Looking Statements

         This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included in the section entitled "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5.  Other Information.

         On February 2, 2001 we commenced an initial public offering which is due to end on June 2, 2001 unless it is terminated by us on an earlier date. It was terminated by us on May 11, 2001. We are offering 1,000,000 shares of our common stock at a price of $0.05 per share for total consideration of $50,000. If all 1,000,000 shares offered are sold, our proceeds from the sale of the shares will be $50,000. Such proceeds will be utilized to substantially expand our website, implement new marketing programs and the general expansion of our business through the greater use of the internet.

Item 6.  Exhibits and Reports on Form 8-K.

         Not Applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 14, 2001                          PHYLLIS MAXWELL'S GROUPS, INC.




                                            By:   /s/ Phyllis Maxwell
                                            -------------------------
                                            Phyllis Maxwell, President


                                            By:   /s/ Richard Kelly
                                            -------------------------
                                            Richard Kelly, Vice President
                                            (principal financial officer,
                                             principal accounting officer)