Form 10QSB
period 2001-06-30
PHYLLIS MAXWELLS GROUP INC
filed 2001-08-20
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2001

| |     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to ___________

                        Commission file number: 333-46828

                         PHYLLIS MAXWELL'S GROUPS, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

                       New York                                  13-3526402
                       --------                                  ----------
    (State or other jurisdiction of incorporation              (IRS Employer
                   or organization)                         Identification No.)


                  Suite 1807-1501 Broadway, New York, NY 10036
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (212) 768-2990
                                 --------------
                           (Issuer's telephone number)

                                       n/a
                                       ---
     (Former name, former address and former fiscal year, if changed since last report)

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

11,500,000 shares of common stock outstanding as of August 15, 2001



  Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

                          PHYLLIS MAXWELL'S GROUPS, INC

                                   FORM 10-QSB


                                      INDEX


                                                                            Page
PART I            FINANCIAL INFORMATION.......................................3

Item 1.           Financial Statements:.......................................3
                  Independent Accountants' Review Report......................3
                  Condensed Balance Sheets....................................4
                  Condensed Statements of Operations..........................5
                  Condensed Statements of Stockholder's Equity................6
                  Condensed Statements of Cash Flows..........................7
                  Notes to Condensed Financial Statements.....................9

Item 2.           Management's Discussion and Analysis or Plan of Operation..10

PART II  OTHER INFORMATION...................................................15

Item 1.           Legal Proceedings..........................................15
Item 2.           Changes in Securities......................................15
Item 3.           Defaults Upon Senior Securities............................15
Item 4.           Submission of Matters to a Vote of Security Holders........15
Item 5.           Other Information..........................................15
Item 6.           Exhibits and Reports on Form 8-K...........................15

SIGNATURE PAGE...............................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------


To the Board of Directors and Stockholders'
Phyllis Maxwell's Groups, Inc.
1501 Broadway
Suite 1807
New York, New York 10036

We have reviewed the accompanying condensed balance sheet of Phyllis Maxwell's Groups, Inc. as of June 30, 2001 and the related condensed statements of operations for the three and six months periods ended June 30, 2001 and 2000, and statements of stockholders' equity and cash flows for the six month periods ended June 30, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Marden, Harrison & Kreuter
Certified Public Accountants, P.C.



White Plains, New York
August 7, 2001

                         PHYLLIS MAXWELL'S GROUPS, INC.

                            CONDENSED BALANCE SHEETS
                         -------------------------------


                                                                                June 30,           December 31,
                                                                                  2001                2000
                                                                             -------------         -----------
                                                                              (Unaudited)
ASSETS
------

Current assets:
   Cash                                                                       $     80,143          $   30,132
   Commissions receivable                                                          121,896              96,963
   Other assets                                                                      5,666               5,666
                                                                              ------------          ----------

          Total current assets                                                     207,705             132,761

   Loans receivable - stockholder                                                   20,000              20,000
                                                                              ------------          ----------

          Total assets                                                        $    227,705          $  152,761
                                                                              ============          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                           $    107,460          $   62,009
   Deferred taxes payable                                                           15,500              15,500
   Loan payable - stockholder                                                           -                7,870
                                                                              ------------          ----------

          Total liabilities                                                        122,960              85,379
                                                                              ------------          ----------

Commitments

Stockholders' equity:
   Common stock, $.001 par value; 20,000,000 shares authorized,
     11,500,000 shares issued and outstanding at June 30, 2001
     and 10,500,000 shares issued and outstanding at
     December 31, 2000                                                              21,100              20,100
   Additional paid-in capital                                                       59,371              23,349
   Retained earnings                                                                24,274              23,933
                                                                              ------------          ----------

          Total stockholders' equity                                               104,745              67,382
                                                                              ------------          ----------

          Total liabilities and stockholders' equity                          $    227,705          $  152,761
                                                                              ============          ==========





        See accountants' review report and notes to financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                  --------------------------------------------



                                             Six months         Six months         Three months      Three months
                                               ended              ended              ended            ended
                                          June 30, 2001       June 30, 2000       June 30, 2001      June 30, 2000
                                          -------------       -------------       -------------      -------------
                                           (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)

Commission revenue                         $    107,512       $    108,395       $     41,548       $     45,275

General and administrative expenses             108,833            100,432             52,879             55,850
                                           ------------       ------------       ------------       ------------

Income (loss) from operations                    (1,321)             7,963            (11,331)           (10,575)

Interest income                                   2,390              1,766              1,251                703
                                           ------------       ------------       ------------       ------------

Income (loss) before income taxes                 1,069              9,729            (10,080)            (9,872)
                                           ------------       ------------       ------------       ------------

Income taxes (benefit):
   Current                                          728                300             -                    (380)
   Deferred                                          -               2,600             (2,500)            (3,040)
                                           ------------       ------------       ------------       ------------

                                                    728              2,900             (2,500)            (3,420)
                                           ------------       ------------       ------------       ------------

Net income (loss)                          $        341       $      6,829       $     (7,580)      $     (6,452)
                                           ============       ============       =============      ============

Earnings per common share -
    basic and diluted                      $        .00       $        .00       $        .00       $        .00
                                           ============       ============       ============       ============

Weighted average common shares
    outstanding - basic and diluted          10,785,714         10,000,000         11,000,000         10,000,000
                                           ============       ============       ============       ============

        See accountants' review report and notes to financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
             ------------------------------------------------------


                                                          Common Stock             Additional
                                                          ------------              Paid-In        Retained
                                                      Shares         Amount         Capital        Earnings         Total
                                                      ------         ------         -------        --------         -----
Six months ended June 30, 2001 (unaudited):

Balances, December 31, 2000                         10,500,000        $20,100       $ 23,349         $23,933       $ 67,382

Issuance of 1,000,000 of $.001 par value
  common stock at price of $.03 per
  share, net of issuance costs totaling
  $12,978                                            1,000,000          1,000         36,022            -            37,022

Net income, six months ended                             -                -              -               341            341
                                                    -----------      ---------      ---------      ---------     ----------

Balances, June 30, 2001                             11,500,000        $21,100        $59,371         $24,274     $  104,745
                                                   ============      =========      =========      =========     ==========


Six months ended June 30, 2000 (unaudited):

Balances, December 31, 1999                         10,000,000      $     100        $23,349         $ 54,450      $ 77,899

Net income, six months ended                              -               -              -              6,829         6,829
                                                   ------------      ---------      ---------       ---------     ----------

Balances, June 30, 2000                             10,000,000      $     100      $  23,349       $   61,279     $  84,728
                                                   ============      =========      =========       =========     ==========



        See accountants' review report and notes to financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                   ------------------------------------------


                                                                     Six months           Six months
                                                                        ended               ended
                                                                   June 30, 2001        June 30, 2000
                                                                    (Unaudited)          (Unaudited)
Cash flows provided by (used in):
 Operating activities:
   Cash received from customers                                     $    128,030       $   100,246
   Cash paid to suppliers and employees                                 (108,833)         (100,432)
   Interest received                                                       2,390             1,766
   Income tax paid                                                          (728)           (2,900)
                                                                    ------------       -----------

        Net cash provided by (used in) operating activities               20,859            (1,320)
                                                                    ------------       -----------

Financing activities:
   Repayment of stockholder loan payable                                  (7,870)             -
   Proceeds from issuance of common stock                                 50,000              -
   Expenses applicable to issuance of common stock                       (12,978)             -
                                                                    ------------       -----------

        Net cash provided by financing activities                         29,152              -
                                                                    ------------       -----------

Net increase (decrease) in cash                                           50,011            (1,320)

Cash, beginning of period                                                 30,132             3,940
                                                                    ------------       -----------

Cash, end of period                                                 $     80,143       $     2,620
                                                                    ============       ===========



        See accountants' review report and notes to financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                   ------------------------------------------


                                                                            Six months            Six months
                                                                                ended                ended
                                                                           June 30, 2001         June 30, 2000
                                                                           -------------         -------------
                                                                            (Unaudited)           (Unaudited)
Reconciliation of net income to net cash provided by
(used in) operating activities:

       Net income                                                            $       341        $        6,829
                                                                             -----------        --------------

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Deferred income taxes payable                                                  -                   (5,288)

     Changes in assets (increase) decrease:
         Commission receivable                                                   (24,933)               (5,749)

     Changes in liabilities increase:
         Accounts payable                                                         45,451                 2,888
                                                                              ----------            -----------

            Total adjustments                                                     20,518                (8,149)
                                                                              ----------            -----------

            Net cash provided by (used in) operating activities               $   20,859           $    (1,320)

                                                                              ==========           ============

        See accountants' review report and notes to financial statements.

                         PHYLLIS MAXWELL'S GROUPS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                ------------------------------------------------


(1) In the opinion of the Company's management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the six month periods ended June 30, 2001 and 2000. Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a six-month basis may not be indicative of operating results for the full year.

(2) The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations.

(3)    Earnings per share:

                                                   Income               Shares        Per-share
                                                 (Numerator)       (Denominator)        Amount
                                                 -----------       -------------        ------

       Six months ended June 30, 2001:

       Basic EPS

       Earnings available to common
        stockholders                              $      341          10,785,714        $  .00
                                                                                        ======

       Effective dilutive securities                    -                 -
                                                  -----------       ------------

       Diluted EPS

       Earnings available to common
        stockholders                              $        341        10,785,714        $  .00
                                                  ============        ==========        ======

       Six months ended June 30, 2000:

       Basic EPS

       Income available to common
        stockholders                              $      6,829        10,000,000        $  .00
                                                                                        ======

       Effective dilutive securities                       -               -
                                                  -------------      -----------

       Diluted EPS

       Income available to common
        stockholders                              $      6,829        10,000,000        $  .00
                                                  ============        ==========        ======

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

         Revenue is not recognized by us until the date an invoice is generated. Generally, our sales and billing process is as follows:

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

         During the quarter ended June 30, 2001, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

         We have been in operation since April 1988. Prior to 1989, Mrs. Maxwell operated the same business as a sole proprietorship.

         On February 2, 2001 we commenced an initial public offering which was due to end on June 2, 2001. We planned to terminate the offering early on May 11, 2001. However, due to administrative matters related to the closing, the offering was subsequently terminated on May 24, 2001. We offered and sold 1,000,000 shares of our common stock at a price of $0.05 per share for total consideration of $50,000. Our proceeds from the sale of the shares were $50,000. Such proceeds will be utilized to substantially expand our website, implement new marketing programs, and for the general expansion of our business through the greater use of the internet as described below.

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

FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
RESULTS OF OPERATIONS

         For the quarter ended June 30, 2001, we had a net loss of $7,580 compared to a net loss of $6,452 for the quarter ended June 30, 2000, an increased loss of 17%. Although our general and administrative expenses decreased by 5% from $55,850 for the quarter ended June 30, 2000 to $52,879 for the quarter ended June 30, 2001, our commission revenues decreased by 8% from $45,275 for the quarter ended June 30, 2000 to $41,548 for the quarter ended June 30, 2001. A significant factor affecting our level of commission revenues is the availability of tickets for the shows in high demand. Customer demand is a factor beyond our control which varies from quarter to quarter. If our customers are seeking to see shows for which there are few tickets available (i.e. The Producers), we may have difficulty in obtaining such tickets which would cause our commission revenues to decrease. In addition, the age of the highly demanded shows also affects our ability to obtain tickets and, in turn, our commission revenues. The longer a popular production has been running, the less difficulty we face in obtaining and selling tickets.

         For the six months ended June 30, 2001, we had a net income of $341 as compared to a net income of $6,829 for the six months ended June 30, 2000, a decrease of 95%. Although our commission revenues decreased by only 0.8% from $108,395 for the six months ended June 30, 2000 to $107,512 for the six months ended June 30, 2001, our general and administrative expenses increased by 8% from $100,432 for the six months ended June 30, 2000 to $108,833 for the six months ended June 30, 2001.

         Our general and administrative expenses decreased by 5% for the quarter ended June 30, 2001, as compared to the second quarter of 2000 but increased by 8% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Our general and administrative expenses include, but are not limited to, salaries and wages, employee benefit programs, consulting and professional fees, travel and entertainment, insurance, telephone, office rent and other office expenses. The $2,971 decrease in our general and administrative expenses for the quarter ended June 20, 2001 as compared to the quarter ended June 30, 2000 can be attributed in part to the $4,851, or 12%, decrease in our salaries and wages and employee benefit programs expenses.

         Although there were no significant changes in our salaries and wages expenses for the six month periods ended June 30, 2001 and 2000, our employee benefit programs expense decreased by $2,790, or 26%, from $10,798 for the six months ended June 30, 2000 to $8,008 for the six months ended June 30, 2001. This decrease is attributed to the fact that for the six months ended June 30, 2001, our employees experienced a decreased need for prescription drug benefits which decreased our expenses.

         In addition, our office rent expense increased by $343, or 8%, from $4,212 for the quarter ended June 30, 2000 to $4,555 for the quarter ended June 30, 2001, and increased by 26% from $7,319 for the six months ended June 30, 2000 to $9,200 for the six months ended June 30, 2001. However, our equipment rental expense decreased by $1,712, or 85%, from $2,014 for the quarter ended June 30, 2000 to $302 for the quarter ended June 30, 2001, and by 48% from $2,014 for the six month period ended June 30, 2001 to $1,056 for the six month period ended June 30, 2000. During the six months ended June 30, 2001, the lease for our office computer and printer matured. We subsequently purchased a new computer and printer to replace the leased equipment. As such, our equipment rental expenses for the quarter and six months ended June 30, 2001 decreased significantly. The rental expenses increased for the quarter and six months ended June 30, 2001 because we entered into a new rental agreement following the first quarter of 2000 which increased our rental expenses for the remainder of 2000 and for the first six months of 2001.

         Our travel and entertainment expenses for the quarter ended June 30, 2001 increased by $2,699, or 58%, from $4,651 in the quarter ended June 30, 2000 to $7,350 for the quarter ended June 30, 2001. For the six months ended June 30, 2001, the travel and entertainment expenses increased by $4,281 or 64%, from $6,680 for the six months ended June 30, 2000 to $10,961 for the six months ended June 30, 2001. The travel and entertainment expense is a discretionary account and varies from period to period. In the six months ended June 30, 2001, there was an increase in show openings, which we attend on a routine basis. In addition, we conducted additional promotion including the entertainment of several buyers who were engaged in long term planning. Moreover, in the quarter ended June 30, 2001, we increased the number of employees who conduct promotions. These factors contributed to the increase in our travel and entertainment expense.

         During the first six months of 2001, we incurred additional costs in connection with the preparation and filing of an initial public offering registration statement. Our professional fee expenses increased by $550, or 318%, from $173 for the quarter ended June 30, 2000 to $723 for the quarter ended June 30, 2001. In the six months ended June 30, 2001, our professional and consulting fee expenses increased by $3,170, from $173 for the six months ended June 30, 2000 to $3,343 for the six months ended June 30, 2001. These significant increases in our professional and consulting expenses are due directly to the preparation and filing of our registration statement and our Forms 10-KSB and 10-QSB.

         Our income tax benefits for the quarter ended June 30, 2001 decreased by $920 or 27% from $3,420 for the quarter ended June 30, 2000 to $2,500 for the quarter ended June 30, 2001.

Our income taxes for the six months ended June 30, 2001 decreased by $2,172, or 75% from $2,900 for the six months ended June 30, 2000 to $728 for the six months ended June 30, 2001. Our income taxes are calculated based on the prescribed statutory rates based on our income before taxes for the specific period.

LIQUIDITY AND CAPITAL RESOURCES

         We ended the six months ended June 30, of 2001 with a cash position of $80,143 as compared to a cash position of $2,620 for the six months ending June 30, 2000. $50,000 of the $77,523 increase in our cash position is attributable to the proceeds from the issuance of shares in our initial public offering. We feel that our present cash flow is sufficient to satisfy our current requirements through the year ending December 31, 2001. We expect to use the proceeds from our public offering to expand our operations and develop a web site. We anticipate a capital requirement of approximately $35,000 for our web site production and expansion consisting of approximately $20,000 for the enhancement of our web site, $10,000 for part time employees and $5,000 for additional equipment purchases. Our present marketing methods will continue.

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

         New theatres and the "rebirth" of the Time Square area of New York City as well as the subsequent tourist increase promise more interest and business in theatre. All of these influences, changes and product development taking place including the changes in Times Square, the participation of the business giants and the promotion of all of live entertainment and the new theatres and restoration of several elegant historic showplaces can only affect us positively. Lion King (Disney) has been playing to 101% (standing room) capacity for 3 years as of November. Cats and Miss Saigon closed after 17 years and 10 years, respectively. The longevity of several of the other shows (i.e. Fosse, Les Miserables, Phantom of the Opera and Chicago) makes for a solid future for Broadway and Off-Broadway.

         As at June 30, 2001, we had employed a total of four employees of which two are full time, one is part time and one serves as consultant. We anticipate hiring additional employees during the year ending December 31, 2001 as our needs and resources permit.

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

         Not Applicable.

Item 3. Defaults Upon Senior Securities.

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5. Other Information.

         On February 2, 2001 we commenced our initial public offering which was due to end on June 2, 2001. We had planned to terminate the offering on the earlier date of May 11, 2001, but the offering was subsequently terminated on May 24, 2001. We offered and sold 1,000,000 shares of our common stock at a price of $0.05 per share for total consideration of $50,000. Our proceeds from the sale of the shares were $50,000. Such proceeds will be utilized to substantially expand our website, implement new marketing programs and the general expansion of our business through the greater use of the internet.

Item 6. Exhibits and Reports on Form 8-K.

         Not Applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 20, 2001                       PHYLLIS MAXWELL'S GROUPS, INC.




                                             By: /s/ Phyllis Maxwell
                                                 ---------------------
                                                 Phyllis Maxwell, President



                                             By: /s/ Richard Kelly
                                                 ---------------------
                                                 Richard Kelly, Vice President
                                                 (principal financial officer,
                                                 principal accounting officer)