Form 10QSB
period 2001-09-30
PHYLLIS MAXWELLS GROUP INC
filed 2001-11-14
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 2001

|_|               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT
                        For the transition period from __________ to ___________

                        Commission file number:  333-46828

                                  CLIXTIX, INC.
                                  -------------
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

                         PHYLLIS MAXWELL'S GROUPS, INC.
                         ------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

11,500,000 shares of common stock outstanding as of October 31, 2001



Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

                                  CLIXTIX, INC

                                   FORM 10-QSB


                                      INDEX


                                                                            Page
PART I     FINANCIAL INFORMATION.............................................3

Item 1.    Financial Statements:.............................................3
           Independent Accountants' Review Report............................3
           Condensed Consolidated Balance Sheets.............................4
           Condensed Consolidated Statements of Operations...................5
           Condensed Consolidated Statements of Stockholder's Equity.........6
           Condensed Consolidated Statements of Cash Flows...................7
           Notes to Condensed Consolidated Financial Statements..............9

Item 2.    Management's Discussion and Analysis or Plan of Operation........11

PART II  OTHER INFORMATION..................................................17

Item 1.    Legal Proceedings................................................17
Item 2.    Changes in Securities............................................17
Item 3.    Defaults Upon Senior Securities..................................17
Item 4.    Submission of Matters to a Vote of Security Holders..............17
Item 5.    Other Information................................................17
Item 6.    Exhibits and Reports on Form 8-K.................................18

SIGNATURE PAGE..............................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.






INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders
Clixtix, Inc. and Subsidiary
1501 Broadway
Suite 1807
New York, New York 10036

We have reviewed the accompanying condensed consolidated balance sheet of Clixtix, Inc. and Subsidiary (formerly Phyllis Maxwell's Groups, Inc.) as of September 30, 2001 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000, and statements of stockholders' equity and cash flows for the nine month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.


  /s/ Marden, Harrison & Kreuter

White Plains, New York
October 24, 2001

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 -----------------------------------------------


                                                                             September 30,         December 31,
                                                                                  2001                 2000
                                                                             -------------         -----------
                                                                              (Unaudited)
                                     ASSETS
Current assets:
   Cash                                                                       $     35,990          $   30,132
   Commissions receivable                                                          119,635              96,963
   Other assets                                                                         -                5,666
                                                                              ------------          ----------

          Total current assets                                                     155,625             132,761

   Other assets                                                                      2,654              -
   Loans receivable - stockholder                                                   26,500              20,000
                                                                              ------------          ----------

          Total assets                                                        $    184,779          $  152,761
                                                                              ============          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $     43,708          $   62,009
   Deferred taxes payable                                                           21,900              15,500
   Loan payable - stockholder                                                           -                7,870
                                                                              ------------          ----------

          Total liabilities                                                         65,608              85,379
                                                                              ------------          ----------

Commitments

Stockholders' equity:
   Common stock, $.001 par value; 20,000,000 shares authorized, 11,500,000 shares issued and outstanding at September 30, 2001 and 10,500,000 shares issued and outstanding at
     December 31, 2000                                                              21,100              20,100
   Additional paid-in capital                                                       59,371              23,349
   Retained earnings                                                                38,700              23,933
                                                                              ------------          ----------

          Total stockholders' equity                                               119,171              67,382
                                                                              ------------          ----------

          Total liabilities and stockholders' equity                          $    184,779          $  152,761
                                                                              ============          ==========


       See accountants' review report and notes to condensed consolidated financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           ----------------------------------------------------------


                                           Nine Months Ended                      Three Months Ended
                                               September 30,                          September 30,
                                       --------------------------------     ----------------------------------
                                           2001               2000               2001                2000
                                       -------------      -------------     -------------        -------------
                                       (Unaudited)        (Unaudited)       (Unaudited)          (Unaudited)

Commission revenue                      $    190,882       $    167,697      $     83,370         $     59,302

General and administrative
   expenses                                  172,488            173,251            63,655               72,819
                                        ------------       ------------      ------------         ------------

Income (loss) from operations                 18,394             (5,554)           19,715              (13,517)

Interest income                                3,501              3,073             1,111                1,307
                                        ------------       ------------      ------------         ------------

Income (loss) before income taxes             21,895             (2,481)           20,826              (12,210)
                                        ------------       ------------      ------------         ------------

Income taxes (benefit):
   Current                                       728                800            -                       500
   Deferred                                    6,400             (1,000)            6,400               (3,600)
                                        ------------       ------------      ------------         ------------

                                               7,128               (200)            6,400               (3,100)
                                        ------------       ------------      ------------         ------------

Net income (loss)                       $     14,767       $     (2,281)     $     14,426         $     (9,110)
                                        ============       =============     ============         =============

Earnings per common share -
    basic and diluted                   $       .00        $      .00        $        .00         $        .00
                                        ===========        ==========        ============         ============

Weighted average common shares
    outstanding - basic and diluted       11,000,000         10,150,000        11,500,000           10,500,000
                                        ============       ============      ============         ============








       See accountants' review report and notes to condensed consolidated financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF STOCKHOLDERS' EQUITY
                   -------------------------------------------


                                                                               Additional
                                                          Common Stock          Paid-In          Retained
                                                      Shares         Amount     Capital          Earnings         Total
                                                      ------         ------     -------          --------         -----
Nine months ended September 30, 2001 (unaudited):

Balances, December 31, 2000                        10,500,000     $  20,100     $  23,349       $   23,933     $   67,382

Issuance of 1,000,000 of $.001 par value
   common stock at price of $.03 per
   share, net of issuance costs totaling
   $12,978                                          1,000,000         1,000        36,022             -            37,022

Net income, nine months ended                           -              -             -              14,767         14,767
                                                   ----------     ---------     ---------       ----------     ----------

Balances, September 30, 2001                       11,500,000     $  21,100     $  59,371       $   38,700     $  119,171
                                                   ==========     =========     =========       ==========     ==========


Nine months ended September 30, 2000 (unaudited):

Balances, December 31, 1999                        10,000,000     $     100       $23,349       $   54,450     $   77,899

Issuance of shares for professional
   services                                           500,000        20,000          -                -            20,000

Net loss, nine months ended                              -            -              -             (2,281)        (2,281)
                                                   ----------     ---------     ---------       ----------     ----------

Balances, September 30, 2000                       10,500,000     $  20,100     $  23,349       $   52,169     $   95,618
                                                  ===========     =========     =========       ==========     ==========







       See accountants' review report and notes to condensed consolidated financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           -----------------------------------------------------------


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                  2001               2000
                                                                             -------------       -------------
                                                                             (Unaudited)         (Unaudited)
Cash flows provided by (used in):
   Operating activities:
     Cash received from customers                                               $  149,909         $   152,543
     Cash paid to suppliers and employees                                         (169,476)           (153,251)
     Interest received                                                               3,501               3,073
     Income tax paid                                                                  (728)               (800)
                                                                                ----------         -----------

             Net cash provided by (used in) operating activities                   (16,794)              1,565
                                                                                ----------         -----------

Financing activities:
   Repayment of stockholder loan payable                                            (7,870)             -
   Advances to stockholder                                                          (6,500)             -
   Proceeds from issuance of common stock                                           50,000              -
   Expenses applicable to issuance of common stock                                 (12,978)             -
                                                                                ----------         -----------

             Net cash provided by financing activities                              22,562              -
                                                                                ----------         -----------

Net increase in cash                                                                 5,858               1,565

Cash, beginning of period                                                           30,132               3,940
                                                                                ----------         -----------

Cash, end of period                                                             $   35,990         $     5,505
                                                                                ==========         ===========


       See accountants' review report and notes to condensed consolidated financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (CONCLUDED)
                  ---------------------------------------------


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                  2001                2000
                                                                             -------------       -------------
                                                                             (Unaudited)           (Unaudited)
Reconciliation of net income (loss) to net cash provided by
     (used in) operating activities:

       Net income (loss)                                                         $  14,767          $   (2,281)
                                                                                 ---------          ----------

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

     Issuance of common stock for professional
       services                                                                       -                 20,000
     Deferred income taxes payable                                                   6,400              (1,000)

     Changes in assets (increase) decrease:
         Commission receivable                                                     (22,672)            (15,154)
         Other assets                                                                3,012                 -

     Changes in liabilities increase:
         Accounts payable                                                          (18,301)                 -
                                                                                 ---------          ----------

             Total adjustments                                                     (31,561)              3,846
                                                                                 ---------          ----------

             Net cash provided by (used in) operating activities                 $ (16,794)         $    1,565
                                                                                 ==========         ==========

Supplemental schedule of non-cash financing activities

On July 1, 2000, the Board of Directors approved issuance of 500,000 shares of common stock to its legal counsel and a consultant based on the fair value of shares of common stock issued totaling $20,000.







       See accountants' review report and notes to condensed consolidated financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                    -----------------------------------------


(1) Basis of Condensed Consolidation and Nature of Business. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Maxwell Group Entertainment, Inc. In August 2001, Maxwell Group Entertainment, Inc. was formed. During August 2001, Phyllis Maxwell's Groups, Inc. transferred its net assets to Maxwell Group Entertainment, Inc. for its issued and outstanding common stock forming a wholly owned subsidiary. On the same day of the transfer of assets, through a Certificate of Amendment, Phyllis Maxwell's Groups, Inc. changed its name to Clixtix, Inc.

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000. Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a nine-month basis may not be indicative of operating results for the full year.

(2) The Company's revenue stream is directly dependent upon in the influx of tourism into New York City. The World Trade Center tragedy on September 11, 2001 has had a severe impact on economic growth in New York City, especially with respect to tourism. Through a combination of fewer potential customers and possible cancellations by existing customers for future performances, the Company's year end results may be negatively impacted.

(3) The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations.

(4)  Earnings per share:

                                          Income Shares               Per-share
                                           (Numerator)              (Denominator)                Amount
                                           -----------              -------------                ------
       Nine months ended
       September 30, 2001:

                                                                                                   Basic EPS

       Earnings available to common
        stockholders                       $    14,767                  11,000,000             $    .00
                                                                                               ========

       Effective dilutive securities              -                           -
                                           -----------                ------------

                                                                                                   Diluted EPS

       Earnings available to common
        stockholders                       $    14,767                  11,000,000             $    .00
                                           ===========                ============             ========

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (CONTINUED)
                    -----------------------------------------

(4)    Earnings per share - cont'd:
                                            Income                    Shares                 Per-share
                                          (Numerator)              (Denominator)                Amount
                                          -----------              -------------                ------
       Nine months ended
       September 30, 2000:

                                                                                                Basic EPS

       Loss applicable to common
        stockholders                       $    (2,281)              10,150,000             $    .00
                                                                                            ========

       Effective dilutive securities             -                        -
                                            -----------              ----------

                                                                                                Diluted EPS

       Loss applicable to common
        stockholders                       $    (2,281)              10,150,000             $    .00
                                           ============              ==========             ========

Item 2.           Management's Discussion and Analysis or Plan of Operation.


         The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those financial statements included in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

Overview

         We were incorporated under the name Phyllis Maxwell's Groups, Inc. in New York on April 18, 1989. On August 31, 2001, we filed a Certificate of Amendment changing our name to Clixtix, Inc.

         Our wholly owned subsidiary, Maxwell Group Entertainment, Inc., was incorporated under the laws of New York on August 3, 2001.

         On August 31, 2001, we and our subsidiary entered into an Agreement and Plan of Reorganization (the "Agreement"). Under the terms of the Agreement, we sold to our subsidiary all of our tangible and intangible assets appearing on our Balance Sheet as of June 30, 2001 and our subsidiary assumed all of the liabilities appearing on our Balance Sheet as of June 30, 2001 in consideration for 100 shares of our subsidiary's common stock, which constitutes all of the issued and outstanding stock of our subsidiary.

         We, through our subsidiary, provide services for groups who are interested in attending New York's Broadway and Off-Broadway productions. We are licensed by the City of New York to resell tickets to Broadway and Off-Broadway theatre performances. Typically, we buy group tickets on behalf of a customer group (usually a minimum of 20 persons) and our fee is paid, with limited exceptions by the theatre. These exceptions include Saturday night tickets, certain holiday periods or if the group falls below 20 persons, in which case the fee is paid by the customer. On occasion, as a special service for group customers, for an additional fee, as few as two or four tickets may be purchased.

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

         During the quarter ended September 30, 2001, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

         We have been in operation since April 1988. Prior to 1989, Mrs. Maxwell operated the same business as a sole proprietorship.

         On February 2, 2001 we commenced an initial public offering which was terminated on May 24, 2001. We offered and sold 1,000,000 shares of our common stock at a price of $0.05 per share for total consideration of $50,000. Our proceeds from the sale of the shares were $50,000. Such proceeds were to be utilized to substantially expand our website, implement new marketing programs, and for the general expansion of our business through the greater use of the internet as described below.

         We had planned to inaugurate an Internet based marketing program that would enable American ticket buyers who plan to visit other English speaking countries to buy their tickets before leaving the United States and make information on these venues readily available. The plan was also to enable global buyers of individual tickets to purchase their tickets for Broadway and Off-Broadway by the Internet before leaving for New York. All theatre information is currently on our web sites for groups. The same information for present and future shows would be necessary information for theatre goers to plan their visits to New York.

         We had also been looking into the possibility of establishing an email ticket distribution system to be organized between us, one of the ticket sellers (eg. Ticketmaster or Telecharge) with the cooperation of specific producers of shows to have discounts and seat availabilities. This plan was in the formative state and development had not begun. We have not initiated any discussions with ticket sellers or producers.

         We had also been exploring the organization of a hit theatre ticket club for individual tickets to be sold on a subscription basis that would allow ticket buyers in the New York area to buy 2 or 4 tickets in advance of the theatre season. This plan has been successful when sold by New York institutional theatres, touring companies and specific markets other than New York. This plan would enable buyers to select three or four shows from different producers rather than one theatre or one subscription house.

         We had initially planned to develop the projects described above in the next twelve months. However, based on the events of September 11, 2001 and the subsequent negative effects on the business and economic condition in New York City and specifically, on the theater industry, we have decided to focus our efforts on our original business practice.

         We are currently on five web sites (two of our own and three others where we are listed as a source for group Broadway ticket sales) and on approximately 400 search engines in the category of Broadway shows/Theatre Group Sales Agency Entertainment. It is our intention to continue to be listed on every possible search engine.

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 RESULTS OF OPERATIONS

         For the quarter ended September 30, 2001, we had a net income of $14,426 compared to a net loss of $9,110 for the quarter ended September 30, 2000. Our growth in net income can be attributed to the fact that our general and administrative expenses decreased by $9,164, or 12.6%, from $72,819 for the quarter ended September 30, 2000 to $63,655 for the quarter ended September 30, 2001. In addition, our commission revenues increased by 41% from $59,302 for the quarter ended September 30, 2000 to $83,370 for the quarter ended September 30, 2001. The 41% increase in our commission revenues can be partly attributed to the price increase of certain Broadway show ticket prices. During the quarter and the nine months ended September 30, 2001, the ticket prices of certain shows including The Producers and Mama Mia increased by approximately 10% to $100 per ticket. As ticket prices increase, our commissions on those tickets increase accordingly. A significant factor affecting our level of commission revenues is the availability of tickets for the shows in high demand. Customer demand is a factor beyond our control which varies from quarter to quarter. If our customers are seeking to see shows for which there are few tickets available (i.e. The Producers), we may have difficulty in obtaining such tickets which would cause our commission revenues to decrease. In addition, the age of the highly demanded shows also affects our ability to obtain tickets and, in turn, our commission revenues. The longer a popular production has been running, the less difficulty we face in obtaining and selling tickets.

         For the nine months ended September 30, 2001, we had a net income of $14,767 as compared to a net loss of $2,281 for the nine months ended September 30, 2000. Our net income can be attributed in part to the 14% increase in our commission revenues from $167,697 for the nine months ended September 30, 2000 to $190,882 for the nine months ended September 30, 2001. In addition, our general and administrative expenses decreased by 0.4% from $173,251 for the nine months ended September 30, 2000 to $172,488 for the nine months ended September 30, 2001.

         Our general and administrative expenses decreased by 13% for the quarter ended September 30, 2001, as compared to the third quarter of 2000 and also decreased by 0.4% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Our general and administrative expenses include, but are not limited to, salaries and wages, employee benefit programs, consulting and professional fees, travel and entertainment, insurance, telephone, office rent and other office expenses.

         Our office rent expense increased by $472, or 11%, from $4,298 for the quarter ended September 30, 2000 to $4,770 for the quarter ended September 30, 2001, and increased by 20% from $11,617 for the nine months ended September 30, 2000 to $13,970 for the nine months ended September 30, 2001. However, our equipment rental expense decreased by $247, or 100%, from $247 for the quarter ended September 30, 2000 to $0 for the quarter ended September 30, 2001, and by 53% from $2,261 for the nine month period ended September 30, 2001 to $1,056 for the nine month period ended September 30, 2000. During the nine months ended September 30, 2001, the lease for our office computer and printer matured. We subsequently purchased a new computer and printer to replace the leased equipment. As such, our equipment rental expenses for the quarter and nine months ended September 30, 2001 decreased significantly. The rental expenses increased for the quarter and nine months ended September 30, 2001 because we entered into a new rental agreement following the first quarter of 2000 which increased our rental expenses for the remainder of 2000 and for the first nine months of 2001.

         Our travel and entertainment expenses for the quarter ended September 30, 2001 increased by $4,688 from $144 in the quarter ended September 30, 2000 to $4,832 for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, the travel and entertainment expenses increased by $8,969 or 131%, from $6,824 for the nine months ended September 30, 2000 to $15,793 for the nine months ended September 30, 2001. The travel and entertainment expense is a discretionary account and varies from period to period. In the nine months ended September 30, 2001, there was an increase in show openings, which we attend on a routine basis. In addition, we conducted additional promotion including the entertainment of several buyers who were engaged in long term planning. Moreover, in the second quarter of 2001, we increased the number of employees who conduct promotions. These factors contributed to the increase in our travel and entertainment expense.

         Despite the increases in our expenses discussed above, our general and administrative expenses as a whole decreased for both the quarter and the nine months ended September 30, 2001 as compared to the same periods in the previous year.

         The $9,164 decrease in our general and administrative expenses for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 can be attributed in part to the $5,917, or 19%, decrease in our salaries and wages. The decrease in our salaries and wages expense can be attributed to the fact that our President drew a decreased salary in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. There were no significant changes in our salaries and wages expenses for the nine month periods ended September 30, 2001 and 2000.

         Another factor that contributed to our decrease in general and administrative expenses was the reduction of our professional fee expenses for both the quarter and nine months ended September 30, 2001. During the quarter ended September 30, 2000 and the first six months of 2001, we incurred additional legal and accounting costs in connection with the preparation and filing of our initial public offering registration statement, conducting our offering, and preparing our periodic reports. Our professional fee expenses decreased by $11,752, or 42%, from $27,901 for the quarter ending September 30, 2000 to $16,149 for the quarter ending September 30, 2001. In the nine months ending September 30, 2001, our professional expenses decreased by $8,582, or 31%, from $28,074 for the nine months ended September 30, 2000 to $19,492 for the nine months ended September 30, 2001. These significant decreases in our professional fee expenses are due directly to the preparation and filing of our registration statement and our Forms 10-KSB and 10-QSB.

         Our income taxes for the quarter ended September 30, 2001 increased by $9,500, or over 300%, from a tax benefit of $3,100 for the quarter ended September 30, 2000 to income taxes of $6,400 for the quarter ended September 30, 2001. Our income taxes for the nine months ended September 30, 2001 increased by $7,328 from a tax benefit of $200 for the nine months ended September 30, 2000 to $7,128 for the nine months ended September 30, 2001. Our income taxes are calculated based on the prescribed statutory rates based on our income before taxes for the specific period.

LIQUIDITY AND CAPITAL RESOURCES

         We ended the nine months ended September 30, 2001 with a cash position of $35,990 as compared to a cash position of $5,505 for the nine months ending September 30, 2000. A portion of the $30,485 increase in our cash position is attributable to the $50,000 in proceeds from the issuance of shares in our initial public offering. In the nine months ended September 30, 2001, we also repayed a loan to a stockholder, advanced funds to a stockholder and paid expenses associated to the issuance of our common stock. We feel that our present cash flow is sufficient to satisfy our current requirements through the year ending December 31, 2001. We expect to use the proceeds from our public offering to expand our operations and develop a web site. We anticipate a capital requirement of approximately $35,000 for our web site production and expansion consisting of approximately $20,000 for the enhancement of our web site, $10,000 for part time employees and $5,000 for additional equipment purchases. Our present marketing methods will continue.

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

VARIABLES AND TRENDS

         Due to the possible fluctuations in the marketplace and the entertainment industry, our operating results on a nine-month basis may not be indicative of our operating results for a full year.

         We have been conducting the same type of business activities for approximately 12 years. Key variables in our industry are caused by the lack of popularity or attraction of certain productions. However, the demand to see Broadway and Off-Broadway productions has been constant. Successful shows have been enjoying a longer run time (i.e. Cats ran for 18 years and Miss Saigon ran for 9 years as of December 2000) and more people have been going to see theatre.

         In addition, there is a current trend of large, well financed companies such as Disney, SFX, Fox Theatricals and Dadger Theatricals furnishing productions backed by substantial promotion dollars. In fact, Disney is currently presenting three productions on Broadway and SFX has produced two productions with more scheduled in the coming season.

         Our revenue stream is directly dependent upon the influx of tourism into New York City. The terrorist attacks on the World Trade Center on September 11, 2001 have had a severe impact on the economic situation in New York City, especially with respect to tourism. Although there have been several advertising campaigns undertaken as well as promotions at many of the city's hotels and restaurants in an effort to encourage tourism to New York City, there is no assurance that the level of tourism will return to its normal levels in the near future. Continued low levels of tourism may have adverse effects on our business.

         New theatres and the "rebirth" of the Time Square area of New York City as well as the subsequent tourist increase had promised more interest and business in theatre. Assuming that the level of tourism increases, all of these influences, changes and product development taking place including the changes in Times Square, the participation of the business giants and the promotion of all of live entertainment and the new theatres and restoration of several elegant historic showplaces can only affect us positively. Lion King (Disney) has been playing to 101% (standing room) capacity for 3 years as of November. Cats and Miss Saigon closed after 17 years and 10 years, respectively. The longevity of several of the other shows (i.e. Fosse, Les Miserables, Phantom of the Opera and Chicago) have the potential to make for a solid future for Broadway and Off-Broadway.

         As at September 30, 2001, we employed a total of four employees of which two are full time, one is part time and one serves as consultant. We anticipate hiring additional employees during the year ending December 31, 2002 as our needs and resources permit.

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

         Not Applicable.

Item 3. Defaults Upon Senior Securities.

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         On August 28, 2001, a special meeting of our stockholders was held. We did not solicit proxies for such meeting.

         At the meeting, the Board of Directors as previously reported to the Commission was re-elected in its entirety.

         The following additional matters were unanimously voted upon by the three stockholders present:

     (a) the amendment of our Certificate of Incorporation changing our name to Clixtix, Inc;


     (b) the amendment of our Certificate of Incorporation to include a provision stating that whenever under the New York Business Corporation Law shareholders are required or permitted to take action by vote, such action may be taken on written consent signed by the holders of outstanding shares having at least the minimum number of votes necessary to take such action at a meeting at which all shares entitled to vote thereon were present and voted;

     (c) the authorization for us to enter into the Agreement and Plan of Reorganization between us and Maxwell Group Entertainment, Inc.;

     (d) authorization for effecting our restructuring under the terms and conditions of such Agreement and Plan of Reorganization; and

     (e) selection of our current auditors, Marden, Harrison & Kreuter, Certified Public Accountants, P.C., as our independent auditors for the year ended December 31, 2001.


Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Not Applicable.

     (b) We filed a Form 8-K on September 7, 2001 regarding our Agreement and Plan of Reorganization with Maxwell Group Entertainment (in response to Item 2) and the filing of our Certificate of Amendment of the Certificate of Incorporation (in response to Item 5.)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 14, 2001                     CLIXTIX, INC.




                                     By:    /s/ Phyllis Maxwell
                                            -------------------
                                            Phyllis Maxwell, President



                                     By:    /s/ Richard Kelly
                                            -----------------
                                            Richard Kelly, Vice President
                                            (principal financial officer,
                                            principal accounting officer)