Form 10KSB
period 2001-12-31
CLIXTIX INC
filed 2002-03-29
CIK 1124813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB

(Mark One)

(X)  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
        For the Fiscal Year Ended December 31, 2001.
                                   OR
( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Transaction Period from ______ to ________.

Commission File Number     333-46828


                                  Clixtix, Inc.
                 (Name of Small Business Issuer in its Charter)

         New York                                           13-3526402
(State or other jurisdiction of               (IRS Employer Identification No.)
Incorporation or organization)

                           Suite 1807 - 1501 Broadway
                               New York, NY 10036
           (Address of Principal executive Offices including zip code)

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

                  Yes    X                 No
                     -----------             -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year:  $228,009

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $135,600 as at March 15, 2002 based on the Company's offering price of its common shares of $0.05 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                  Yes:              No:
                       --------         --------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,228,000 shares of common stock were outstanding as at March 15, 2001.

         Transitional Small Business Disclosure Format (check one):

                  Yes               No    X
                      --------        --------

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

                                      None.

                                TABLE OF CONTENTS

                                     PART I

                                                                          PAGE

Item 1.  Description of Business                                           4

Item 2.  Description of Property                                           9

Item 3.  Legal Proceedings                                                 10

Item 4.  Submissions of Matters to a Vote of Security Holders              10

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters          10

Item 6.  Management's Discussion and Analysis or Plan of Operation         11

Item 7.  Financial Statements                                              18

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                         32

                                    PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 32

Item 10. Executive Compensation                                            33

Item 11. Security Ownership of Certain Beneficial Owners and Management    34

Item 12. Certain Relationships and Related Transactions                    34

Item 13. Exhibits and Reports on Form 8K                                   35

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

Our Services

         Our company, through our wholly-owned subsidiary, provides services for groups who are interested in attending New York's Broadway and Off-Broadway productions. We purchase group tickets from New York City theatres for certain Broadway and Off-Broadway productions for our clients at box office prices. We select those shows from all of the ongoing productions, that meet certain customer criteria, such as critical appreciation, audience appeal, significant content and entertainment.

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

         Some of our larger customers buy tickets in increments of 100, 200, or more. Tour companies buy tickets in multiples of bus loads (i.e., 47-50 tickets). Some tour customers buy tickets for as many as three or four performances for a group coming to New York for a three or four day visit. Student groups come to perform with bands or as singers or choruses and include theatre as part of their entertainment. Some participants in the Macy's Thanksgiving Day Parade include theatres which we book. On occasion we have arranged theatre, restaurant and other diversions in an entertainment package.

Our Competitive Business Conditions

         Our business is highly competitive with at least seventeen companies, in the New York City area, who provide similar services. Some of our largest competitors are heavily financed and include producers such as Cameron MacIntosh's TDI, now a division of Broadway.com, and theatre owner groups sales such as Shubert and Nederlander Theatres. Despite this extensive competition, over the last five years, we have not had bookings of less than $1,500,000. We are able to maintain that competitive position based upon the direct and personal contact between Mrs. Maxwell and her customers. In addition, we maintain our strong competitive position by providing our clients with current and regular information on current and future attractions through a newsletter issued three times a year and bi weekly faxes.

         After 23 years in the group sales industry on Broadway, we believe that Mrs. Maxwell has built a following and has a strong relationship with box office personnel. Our relationship with other industry professionals, such as producers, box office personnel, general managers, company managers and public relations firms, nurtured over the years, facilitates the services we provide.

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

         There are several positive factors developing in the live entertainment business. As cited elsewhere, New York theatre and Times Square are entering a new era due to the transformation of Times Square and its environs into a safe, exciting family oriented tourist destination as well as a mecca for the "bus and tunnel" customers from the population centered in the megalopolis (these areas are within a day roundtrip by bus to New York). New York is the second most sought after tourist destination after Orlando, Florida. In 1999, 36 million tourists journeyed to New York. A second trend is the production of family entertainment on Broadway by American predominant entertainment companies. Disney, who has three shows on Broadway, made the first inroad on 42nd Street to give credibility to the Times Square Reclamation Project which was assured when Disney revived and restored an historic theatre treasure, The New Amsterdam. Clear Channel has two shows on Broadway and owns the Ford Theatre, a restoration and consolidation of two theatres into a 1700 seat showplace. The financial strength of these companies has brought about a large amount of advertising and merchandising that has created a surge of demand which can only help our company to do additional business. These expenditures and show-specific advertising campaigns are creating a new audience created by this new awareness.

         Ticket prices have moved upward in recent years. Our fees are based on a fixed percentage of these rising prices. In addition, with the use of the internet, it is expected that a whole new market will develop.

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

Research and Development

         Other than the costs associated with our search for new clients and industries, we do not spend funds on research and development. However, as we begin to place greater reliance on the internet as a marketing mechanism, we expect that the amount of funds we spend on research and development, in particular with respect to our web site, will slowly increase. Telephone solicitation will continue at a modest cost to us. We maintain an 800 number as a service to clients across the country.

Employees

         As of March 15, 2002, we employ a total of four employees of which two are full time, one is part time and one serves as a consultant.

B.  Risk Factors Associated with Us and Our Business

         Our business is characterized by a number of significant risks which are set forth below.

Our past revenue growth may not continue in the future which would materially and adversely affect our profit levels.

         Although we experienced revenue growth in recent years, for the year ended December 31, 2001, our revenues declined by 15% compared to the year ended December 31, 2000. The prediction of our future results is difficult and, therefore, our past revenue growth should not be taken as an indication of any growth that can be expected in the future.

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

         Currently, only a small portion of our customers are solicited by internet. Our company is listed as a source for group tickets on 5 web sites. Our growth strategy is based in part on the premise that a significant portion of the theatre-going public will seek to obtain tickets via the Internet. As such, our success in expanding our business depends upon the widespread acceptance of the internet as a key source for additional customers. If acceptance of the internet does not occur, or if it occurs more slowly than expected, our sales will not increase at the levels anticipated or may not increase at all.

Internet access problems and failures could decrease the rate of our future growth.

         We currently solicit only a small portion of our sales via the internet. Our services are currently listed on 5 web sites and approximately 400 search engines. Any persistent problems, failures or disruptions on those web sites or on Internet access provided by third parties in general could prevent the execution and success of our growth.

Our long term liquidity and capital resources are uncertain which may adversely affect our ability to continue our operations in the future.

         In the event that our cash reserves are depleted, we may need to seek additional capital. If we do, there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long term requirements. If we are unable to generate the required amount of additional capital, our ability to meet our obligations and to continue our operations may be adversely affected.

We may not be able to compete successfully against current and future competitors.

         We, through our wholly owned subsidiary, currently compete with at least 17 companies in the New York City area, who provide services similar to ours. Many of these, such as TDI, now a division of Broadway.com, and the Shubert and Nederlander Theatres, may have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. We can not provide assurance that we will have the financial resources or the technological expertise to successfully meet this competition.

Our corporate activities are effectively controlled by our management.

         As of March 15, 2002, Phyllis Maxwell, our president, owns 73% of our issued and outstanding shares of common stock. On March 27, 2002, we filed a Form SB-2 on behalf of Mrs. Maxwell whereby she is offering to sell up to 1,341,200 shares of our common stock currently owned by her. If all 1,341,200 shares offered by Mrs. Maxwell are sold, she will own 60% of our issued and outstanding common stock. Even if Mrs. Maxwell sells all of the shares she is offering, she will be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

Our future performance is dependent on our ability to retain key personnel, the loss of which would adversely affect our success and growth.

         Our performance is substantially dependent on the performance of our senior management and sales personnel. In particular, our success depends on the continued efforts of our president, Phyllis Maxwell and our vice president, Mr. Richard Kelley. Mrs. Maxwell has 23 years of experience and a strong relationship with box office personnel and customers. Mr. Kelley has over thirty years of experience as a company manager and theatre treasurer and he has an extensive knowledge of theatre. Both Mrs. Maxwell's and Mr. Kelley's knowledge of theatre and reputation are sought by clients. The loss of the services of either Mrs. Maxwell or Mr. Kelley could have a material adverse effect on our business, results of operations and financial condition as commission revenues would most likely dramatically decline. Neither we nor our wholly owned subsidiary have employment agreements in place with our senior management or key employees.

Our management is inexperienced in managing a public company.

         Our current management has had only limited experience managing a public company or a large operating company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any inability to manage growth effectively could have a material adverse effect on our future success.

The value and transferability of our shares may be adversely impacted by the limited trading market for our shares and the penny stock rules.

         There is no current trading market for our shares and there can be no assurance that a trading market will develop, or, if a trading market does develop, that it will be sustained. To the extent that a market develops for our shares at all, they will likely appear in what is customarily known as the "pink sheets" or on the NASD Over-the-Counter Bulletin Board, which may limit their marketability and liquidity.

         On March 27, 2002, we filed a Form SB-2 on behalf of Phyllis Maxwell, our president, pursuant to which she is offering to sell 1,341,200 shares of our common stock which she currently owns. If a market for our shares were to develop prior to the termination of Mrs. Maxwell's offering, the potential sale of up to 1,341,200 shares of our common stock into the public market may adversely affect prevailing market prices for the common stock.

         In addition, holders of our common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules," which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

Future sales of shares by us may reduce the value of our stock.

         If required, we will seek to raise additional capital through the sale of our common stock. Future sales of shares by us could cause the market price of our common stock to decline.

ITEM 2.  DESCRIPTION OF PROPERTY

            We operate a leased office, located at 1501 Broadway, Suite 1807, New York, New York 10036. We have a ten-year lease due to expire in April 2010. Our annual rent for 2001 was approximately $16,500.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public trading market for our common stock and there can be no assurance that a trading market will develop, or, if such a trading market does develop, that it will be sustained. To the extent that a market develops for our common stock at all, of which there can be no assurance, it will likely appear in what is customarily known as the "pink sheets" or on the NASD OTC Bulletin Board, which may limit the marketability and liquidity of our common stock. Thus, stockholders may find it difficult to sell their shares.

         There are currently 68 holders of our outstanding common stock.

Recent sales of unregistered securities:
----------------------------------------

         During the fiscal year ended December 31, 2001, we did not sell any securities without registration under the Securities Act of 1933, as amended.

         Our registration statement on Form SB-2 (File Number 333-46828) that was filed with the Securities and Exchange Commission on September 28, 2000 became effective on February 2, 2001. Pursuant to that registration statement, we registered 1,000,000 shares of our common stock to be offered at a price of $0.05 per share. On February 2, 2001, we commenced an initial public offering which was terminated on May 24, 2001. We offered and sold 1,000,000 shares of our common stock at a price of $0.05 per share for total consideration of $50,000. Our gross proceeds from the sale of the shares were $50,000.

         Such proceeds were to be utilized to substantially expand our website, implement new marketing programs, and for the general expansion of our business through the greater use of the internet.

         We had initially planned to develop several projects including the creation of an Internet based marketing program for American ticket buyers traveling to other English speaking countries. We had also been looking into the possibility of establishing an email ticket distribution system to be organized between us, one of the ticket sellers and the organization of a subscription plan that would allow ticket buyers in the New York area to buy 2 or 4 tickets in advance of the theatre season. Specifically, we had planned to use the proceeds from our offering to enhance our web site, hire additional staff to coordinate our development and expansion and for additional equipment purchases. However, based on the events of September 11, 2001 and the subsequent negative effects on the business and economic condition in New York City and specifically, on the theatre industry, we have decided to focus our efforts on our original business practice.

         From the effective date of the registration statement through December 31, 2001, we incurred expenses totaling approximately $13,000 in connection with the issuance and distribution of the securities registered. Specifically, the expenses include direct payments to our legal counsel and our transfer agent. As such, the net offering proceeds to us after deducting the expenses described above were approximately $37,000.

         Our offering was a direct offering by our officers and directors. As such, we incurred no expenses for underwriting discounts and commissions and/or finders' fees. We made no direct or indirect payments to any of our directors, officers, affiliates or to persons owning ten (10) percent or more of any class of our equity securities in connection with the offering.

         From the effective date of the registration statement through December 31, 2001, we utilized approximately $2,570 of the net offering proceeds to make direct payments for expenses associated with the design, maintenance and use of our web site. The balance of the net offering proceeds were applied towards our general working capital. No payments were made to any of our directors or officers or to persons owning ten (10) percent or more of any class of our equity securities or to our affiliates.

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

Overview

         We, through our wholly-owned subsidiary, provide services for groups who are interested in attending New York's Broadway and Off-Broadway productions. We are licensed by the City of New York to resell tickets to Broadway and Off-Broadway theatre performances. Typically, we buy group tickets on behalf of a customer group (usually a minimum of 20 persons) and our fee is paid, with limited exceptions by the theatre. These exceptions include Saturday night tickets, certain holiday periods or if the group falls below 20 persons, in which case the fee is paid by the customer. On occasion, as a special service for group customers, for an additional fee, as few as two or four tickets may be purchased.

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

         Despite the events that followed September 11, 2001, including the cancellation of all Broadway performances for 3 days and the premature closing of certain productions, during the year ended December 31, 2001 we did not sustain any significant losses due to cancellation of performances. Generally, the closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance. Immediately following September 11, 2001, Broadway productions were cancelled for 3 days and many of our clients cancelled or postponed trips to New York. However, we were successful in minimizing any losses to us by reselling those tickets to other clients. The ticket holders of the shows that were cancelled in the days following September 11, 2001 either received a refund or tickets for a later date.

         We have been in operation since April 1988. Prior to 1989, Mrs. Maxwell operated the same business as a sole proprietorship.

         During 2001, we conducted a public offering in which we offered and sold 1,000,000 shares of common stock at a price of $0.05 per share for total consideration of $50,000. Such proceeds were to be utilized to substantially expand our website, implement new marketing programs, and for the general expansion of our business through the greater use of the internet as described below.

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

         We had also been looking into the possibility of establishing an email ticket distribution system to be organized between us, one of the ticket sellers (eg. Ticketmaster or Telecharge) with the cooperation of specific producers of shows to have discounts and seat availabilities. This plan was in the formative state and development had not begun. We had not initiated any discussions with ticket sellers or producers.

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

         We had initially planned to develop all of the projects described above. However, based on the events of September 11, 2001 and the subsequent negative effects on the business and economic condition in New York City and specifically, on the theatre industry, we have decided to focus our efforts on our original business practice.

         We are currently on five web sites (two of our own and three others where we are listed as a source for group Broadway ticket sales) and on approximately 400 search engines in the category of Broadway shows/Theatre Group Sales Agency Entertainment. It is our intention to continue to be listed on every possible search engine.

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
RESULTS OF OPERATIONS

         For the year ended December 31, 2001, we had a net loss of $5,534 compared to a net loss of $30,517 for the year ended December 31, 2000, a decreased loss of 82%. Although our commission revenues decreased by 15% from $268,882 for the year ended December 31, 2000 to $228,009 for the year ended December 31, 2001, our general and administrative expenses also decreased by 22% from $307,696 for the year ended December 31, 2000 to $241,114 for the year ended 2001. The decrease in commission revenues for the year ended December 31, 2001 was largely attributed to the devastating effects of September 11, 2001.

         The events of September 11, 2001 had severe negative effects on the business and economic condition in New York City and specifically, on the theatre and tourism industries.

         In the months following September 11, 2001, Broadway shows, the crux of our business activity, felt the impact severely. Several shows closed prematurely and others played to lower capacity. As a result of the closing of productions and the decline of tourism in New York City, we suffered cancellations of bookings in the last two quarters of 2001.

         Many tour operators who comprise a significant portion of our clients, experienced cancellations of previously booked trips and were unable to book additional trips to New York City for apprehensive customers. As a result, the tour operators were hesitant to schedule additional trips for 2002 until the anxiety and disorder dissipated. In an effort to minimize any losses resulting from tickets assigned to clients who cancelled their trips, we resold those tickets to other clients.

         Our general and administrative expenses which decreased by 22% for the year ended December 31, 2001 include but are not limited to officers' compensation, salaries and wages, employee benefit programs, consulting expenses, professional fees, travel and entertainment, rent and other office expenses. The $66,582 decrease in our general and administrative expenses for the year ended December 31, 2001 can in part be attributed to the $46,000 decrease in our officers' compensation expense from $98,000 for the year ended December 31, 2000 to $52,000 for the year ended December 31, 2001. This decrease can be attributed to the fact that Mrs. Maxwell, our President, was paid a salary of $48,000 and did not draw a bonus during this year, as compared to the year ended December 31, 2000 in which Mrs. Maxwell drew a salary of $48,000 and a bonus of $50,000. As a result, payroll taxes decreased by 27% in 2001 from $13,949 for the year ended December 31, 2000 to $10,238 for the year ended December 31, 2001.

         Our travel and entertainment expenses for the year ended December 31, 2001 increased by approximately $7,066, or 60%, from $11,874 in the year ended December 31, 2000 to $18,940 in the year ended December 31, 2001. The travel and entertainment expense is a discretionary account and varies from year to year. Until September 11, 2001, there had been an increase in show openings, which we attend on a routine basis. In addition, we conducted additional promotion including the entertainment of several buyers who were engaged in long term planning. These factors contributed to the increase in our travel and entertainment expense.

         In 2000, we incurred additional costs in connection with the preparation and filing of an initial public offering registration statement. Total costs incurred during 2000 by us for the offering were $45,000, including the issuance of common stock to our legal counsel. Our professional fee expenses for the year ended December 31, 2001 decreased by $15,274 from $44,000 for the year ended December 31, 2000 to $28,726 for the year ended December 31, 2001. The professional fees incurred in the year ended December 31, 2001 were also in connection with our public offering and registration statement as well as the preparation and filing of our periodic reports.

         During 2000 we retained a computer consultant to update and improve our computer system. As such, for the year ended December 31, 2001, our consulting expenses decreased by 79% from $12,803 in the year ended December 31, 2000 to $2,715 for the year ended December 31, 2001.

         In the year ended December 31, 2001, we had interest income of $5,219 compared to an interest income of $4,449 in 2000, an increase of $770 or 17%. The interest is earned on our cash reserves.

         Our income tax benefit for the year ended December 31, 2001 decreased by $1,496 or 39% from $3,848 in 2000 to $2,352 in 2001. Our income taxes are calculated based on the prescribed statutory rates based on our income before taxes for the specific period.

LIQUIDITY AND CAPITAL RESOURCES

         Despite the $50,000 in proceeds that we received from our public offering in 2001, we ended 2001 with a cash position of $19,365. For the year ended December 31, 2001, we had a cash flow from operating activities of ($35,919), compared to a cash flow from operating activities of $21,192 for the year end December 31, 2000. The reduction in cash flow for the year ended December 31, 2001 can be attributed to the reduction of $64,898 in cash received from customers in 2001 as compared to in 2000. This is due to the reduction in business in the months following the events of September 11, 2001. However, by year end we felt the demand for theatre tickets begin to stabilize. As such, we feel that our present cash flow is sufficient to satisfy our current requirements through the year ended December 31, 2002.

         However, we may require significant additional financial resources for future expansion, especially if the expansion is effected through the acquisition of related businesses. It is not possible to quantify what amount may actually be required. Although the demand for our services seems to have stabilized, there is no assurance that this level of business will continue throughout 2002. If needed, we may seek to obtain the financing through additional public or private equity offerings. If we are unable to generate the required amount of additional capital, our ability to implement any expansion strategies may be adversely affected. No specific plans exist for a financing at this time.

VARIABLES AND TRENDS

         We have been conducting the same type of business activities for over 12 years. Key variables in our industry are caused by the lack of popularity or attraction of certain productions. However, as a general matter, the demand to see Broadway and Off-Broadway productions has been constant. Successful shows are enjoying a longer run time (i.e., Cats ran for 18 years and Miss Saigon ran for 9 years as of December 2000) and prior to September 11, 2001, more people had been going to see theatrical productions.

         In addition, there is a current trend of large, well financed companies such as Disney, Clear Channel, Fox Theatricals and Dadger Theatricals furnishing productions backed by substantial promotion dollars. In fact, Disney is currently presenting three productions on Broadway and Clear Channel has produced two productions with more scheduled in the coming season.

         Our revenue stream is affected by the influx of tourism into New York City and is directly dependent upon attendance levels at Broadway shows. The terrorist attacks on the World Trade Center on September 11, 2001 have had a severe impact on the economic situation in New York City, especially with respect to tourism and theatre. There have been several advertising campaigns undertaken as well as promotions at many of the city's hotels and restaurants in an effort to encourage tourism and theatre attendance in New York City, which have been successful. However, there is no assurance that the levels of tourism and theatre attendance will return to their normal levels in the near future. Continued low levels of tourism and theatre attendance would have adverse effects on our business.

         New theatres and the "rebirth" of the Time Square area of New York City as well as the subsequent tourist increase had promised more interest and business in theatre. Assuming that the level of tourism and theatre attendance continues to increase, all of these influences, changes and product development taking place including the changes in Times Square, the participation of the business giants and the promotion of all of live entertainment and the new theatres and restoration of several elegant historic showplaces can only affect us positively. Lion King (Disney) has been playing to 101% (standing room) capacity for 4 years as of November. Cats and Miss Saigon closed after 17 years and 10 years, respectively. The longevity of several of the other shows (i.e., Les Miserables, Phantom of the Opera and Chicago) have the potential to make for a solid future for Broadway and Off-Broadway.

         The trauma of September 11, 2001 affected the economic life of New York City in many aspects. The theatre industry felt an impact as many shows closed prematurely and others played to lower capacity. Some productions postponed their openings until Spring 2002 and Fall 2002, cutting down the number of new productions available for sale. By the end of 2001, the demand for theatre tickets seemed to stabilize. However, it is unclear whether such demand will continue given the generally unstable economic and political climate.

         As at December 31, 2001, we had employed a total of four employees of which two were full time, one was part time and one served as a consultant. We currently employ the same number of employees. We may need to hire additional employees during the year ending December 31, 2002 if our needs and resources permit.

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

ITEM 7.  FINANCIAL STATEMENTS

                                                                           Page


    Independent Auditors' Report dated February 14, 2002                    19

    Consolidated Balance Sheets                                             20

    Consolidated Statements of Income                                       21

    Consolidated Statements of Stockholders' Equity                         22

    Consolidated Statements of Cash Flows                                   23

    Notes to Consolidated Financial Statements                              25

[LETTERHEAD OF MARDEN, HARRISON & KREUTER, CPAs, P.C.]



INDEPENDENT AUDITORS' REPORT
----------------------------


To the Board of Directors and Stockholders
Clixtix, Inc. and Subsidiary
1501 Broadway
Suite 1807
New York, New York 10036

We have audited the accompanying consolidated balance sheets of Clixtix, Inc. and Subsidiary (formerly Phyllis Maxwell's Group, Inc.) as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clixtix, Inc. and Subsidiary (formerly Phyllis Maxwell's Groups, Inc.) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

White Plains, New York
February 14, 2002

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                          -----------------------------

                                                          December 31,         December 31,
                                                              2001                 2000
                                                          ------------         ------------
ASSETS
------
Current assets:
  Cash                                                    $   19,365           $   30,132
  Commissions receivable                                     103,539               96,963
  Other assets                                                  -                   5,666
                                                          ----------           ----------

        Total current assets                                 122,904              132,761

Loans receivable - stockholder                                  -                  20,000
Other assets                                                   2,654                -
                                                          ----------           ----------

        Total assets                                      $  125,558           $  152,761
                                                          ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                        $   39,708           $   62,009
  Deferred income taxes payable                               12,420               15,500
  Loan payable - stockholder                                    -                   7,870
                                                          ----------           ----------

        Total liabilities                                     52,128               85,379
                                                          ----------           ----------

Commitments

Stockholders' equity:
  Common stock, .0001 par value; 20,000,000
    shares authorized, 10,228,000 shares issued
    and outstanding at December 31, 2001;
    10,500,000 shares issued and outstanding
    at December 31, 2000                                      20,973               20,100
  Additional paid-in capital                                  34,058               23,349
  Retained earnings                                           18,399               23,933
                                                          ----------           ----------

        Total stockholders' equity                            73,430               67,382
                                                          ----------           ----------

        Total liabilities and stockholders' equity        $  125,558           $  152,761
                                                          ==========           ==========




   The accompanying notes are an integral part of these financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   -------------------------------------------

                                            Year ended             Year ended
                                           December 31,           December 31,
                                              2001                    2000
                                           -----------            --------------

Commission revenue                         $  228,009               $  268,882

General and administrative expenses           241,114                  307,696
                                           ----------               ----------

Loss from operations                          (13,105)                 (38,814)

Interest income                                 5,219                    4,449
                                           ----------               ----------

Loss before income taxes                       (7,886)                 (34,365)
                                           ----------               ----------

Income taxes (benefit):
   Current                                        728                    1,270
   Deferred                                    (3,080)                  (5,118)
                                           ----------               ----------

                                               (2,352)                  (3,848)
                                           ----------               ----------

Net loss                                   $   (5,534)              $  (30,517)
                                           ===========              ==========
Earnings (loss) per common share -
    basic and diluted                      $      .00               $      .00
                                           ==========               ==========

Weighted average common shares
    outstanding - basic and dilutive       10,940,615               10,269,231
                                           ==========               ==========






   The accompanying notes are an integral part of these financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


                                                            Common Stock               Additional
                                                            ------------                 Paid-In         Retained
                                                       Shares           Amount           Capital         Earnings          Total
                                                       ------           ------           -------         --------          -----
Balances, December 31, 1999                          10,000,000      $    100           $ 23,349         $ 54,450        $ 77,899

Issuance of shares for professional
  Services                                              500,000        20,000               -                -             20,000

Net loss, year ended 2000                                -               -                  -             (30,517)        (30,517)
                                                     ----------      --------           --------         --------        --------

Balances, December 31, 2000                          10,500,000        20,100             23,349           23,933          67,382

Issuance of 1,000,000 of $.001 per value
  common stock at a price of $.05 per
  share, net of issuance costs totalling
  $12,978                                             1,000,000         1,000             36,022             -             37,022

Cancellation of 1,272,000 shares of
  common stock, accepted in satisfaction
  of stockholder loan receivable                    (1,272,000)          (127)           (25,313)            -            (25,440)

Net loss, year ended 2001                                -               -                  -              (5,534)         (5,534)
                                                     ----------      --------           --------         --------        --------

Balances, December 31, 2001                          10,228,000      $ 20,973           $ 34,058         $ 18,399        $ 73,430
                                                     ==========      ========           ========         ========        ========







   The accompanying notes are an integral part of these financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


                                                                      Year ended               Year ended
                                                                     December 31,              December 31,
                                                                         2001                      2000
                                                                    -------------             ------------
Cash flows provided by (used in):
   Operating activities:
     Cash received from customers                                   $    199,132             $    264,030
     Cash paid to suppliers and
      employees                                                         (238,102)                (246,187)
     Interest received                                                     3,779                    4,449
     Income tax paid                                                        (728)                  (1,100)
                                                                    ------------             ------------
          Net cash provided by (used in)
             operating activities                                        (35,919)                  21,192
                                                                    ------------             ------------

   Financing activities:
     Advances from stockholder                                            -                        25,000
     Advances to stockholder                                              (4,000)                 (20,000)
     Repayment of loan payable stockholder                                (7,870)                   -
     Proceeds from issuance of common stock                               50,000                    -
     Issue costs associated with issuance of common stock                (12,978)                   -
                                                                    ------------             ------------

          Net cash provided by financing activities                       25,152                    5,000
                                                                    ------------             ------------
Net increase (decrease) in cash                                          (10,767)                  26,192

Cash, beginning of year                                                   30,132                    3,940
                                                                    ------------             ------------

Cash, end of year                                                   $     19,365             $     30,132
                                                                    ============             ============






   The accompanying notes are an integral part of these financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)
                          -----------------------------


                                                     Year ended           Year ended
                                                     December 31,        December 31,
                                                        2001                 2000
                                                    -------------        ------------
Reconciliation of net loss to net cash provided by
     operating activities:

     Net loss                                           $ (5,534)           $(30,517)
                                                        --------            --------

  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Issuance of common stock for
       professional services                               -                  20,000
     Deferred income taxes                                (3,080)             (5,118)
     Accrued interest                                     (1,440)                -

     Changes in assets (increase)
       decrease:
          Commissions receivable                          (6,576)             (4,852)
          Other assets                                     3,012                 -
     Changes in liabilities increase (decrease):
          Accounts payable                               (22,301)             41,679
                                                        --------            --------

              Total adjustments                          (30,385)             51,709
                                                        --------            --------

              Net cash provided by (used in)
               operating activities                     $(35,919)           $ 21,192
                                                        ========            ========

Supplemental schedule of non-cash financing activities:
-------------------------------------------------------

On July 1, 2000, the Board of Directors approved issuance of 500,000 shares of common stock to its legal counsel and a consultant based on a fair value of $20,000 for common stock issued.

On December 30, 2001, the Company accepted 1,272,000 of the Company's common stock from the Company's President as repayment of a stockholder loan receivable totalling $25,440. These shares were cancelled upon acceptance.






   The accompanying notes are an integral part of these financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(1)  Nature of operations:

     Clixtix,  Inc. and its wholly owned subsidiary Maxwell Group
     Entertainment, Inc. (collectively the "Company") are licensed by the City of New York to resell group tickets to Broadway and off-Broadway performances.

(2)  Basis of consolidation and nature of business:

     The  accompanying   consolidated   financial  statements  include  the
     accounts of the Company and its wholly owned subsidiary, Maxwell Group Entertainment, Inc. In August 2001, Maxwell Group Entertainment, Inc. was formed. During August 2001, Phyllis Maxwell's Groups, Inc. transferred its net assets to Maxwell Group Entertainment, Inc. for its issued and outstanding common stock forming a wholly owned subsidiary. On the same day of the transfer of assets, through a Certificate of Amendment, Phyllis Maxwell's Groups, Inc. changed its name to Clixtix, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(3)  Summary of significant accounting policies:

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

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------

(3)  Summary of significant accounting policies - cont'd:

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

(4)  Stockholders' equity:

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

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(4)  Stockholders' equity - cont'd:

     (C)        Initial public offering:

                In September 2000, the Company filed an initial public offering registration with the Securities and Exchange Commission for purpose of issuing an additional 1,000,000 shares of common stock at an issuance price of $.05 per share. This filing was approved by the Securities and Exchange Commission during February 2001. Total costs incurred during the year ended December 31, 2000 by the Company for the offering, including the issuance of common stock to the Company's legal counsel (see
                Note 4B), were $45,000. The offering was completed during May 2001. Net proceeds from this offering were $37,022, net of issuance costs of $12,978.

                Following the issuance of the initial public offering of common shares, the Company's current President owned 87% of the outstanding common stock of the Company.

     (D)        Cancellation of common stock:

                On December 30, 2001, the Company accepted 1,272,000 of the Company's common stock from the Company's President as repayment of an outstanding stockholder loan receivable totalling $25,440. These common shares were cancelled upon acceptance by the Company (Note 7(A)).

(5)  Operating leases:

     At December 31, 2001, the Company is obligated under operating leases for office space and office equipment, with minimum lease payments through April 2010 as follows:

              Year ending
              December 31,                        Amount
              ------------                        ------

                  2002                         $  16,354
                  2003                            16,354
                  2004                            16,354
                  2005                            16,354
                  2006                            16,354
                  Thereafter                      64,201
                                               ---------
                                               $ 145,971
                                               =========

     Rent expense for the years ended December 31, 2001 and 2000 applicable to these operating leases was $20,080 and $16,973, respectively.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(6)  Concentration risk:

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

     The Company's revenue stream is directly dependent upon in the influx of tourism into New York City. The World Trade Center tragedy on September 11, 2001 has had a severe impact on economic growth in New York City, especially with respect to tourism. The possibility of fewer potential customers for future performances may negatively impact the Company's future results.

(7)  Related party:

     (A)     Loans receivable - stockholder:

                At December 31, 2000, the Company has advanced a stockholder $20,000. There were additional amounts advanced and satisfied during 2001, as more fully described in Note 4(D).

     (B)     Loan payable - stockholder:

                At December 31, 2001 and 2000, the Company has a loan from a stockholder totalling $-0- and $7,870, respectively. This loan is non-interest bearing.

(8)  Income taxes:

     The components of income tax expense are as follows:

                                         Year ended          Year ended
                                        December 31,        December 31,
                                              2001              2000
                                        ------------        ------------

Current
   Federal                               $    -               $   -
   State and local                           728               1,270
                                         ---------            --------

                                             728               1,270
                                         ---------            --------

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(8)  Income taxes - cont'd:

                                                Year ended          Year ended
                                               December 31,         December 31,
                                                   2001                2000
                                               ------------         ------------
     Deferred
       Federal                                        (980)            (4,600)
       State and local                              (2,100)              (518)
                                               ------------           --------

                                                    (3,080)            (5,118)
                                               ------------           --------
           Total                                 $  (2,352)          $ (3,848)
                                               ============          =========

     A reconciliation of the statutory Federal income tax rate to the provision for income taxes is as follows:

                                                Year ended         Year ended
                                               December 31,       December 31,
                                                    2001               2000
                                               ------------       ------------

     Statutory Federal income
      tax rate                                       34%               34%

     State and local taxes                           18                18

     Effect of net operating
      loss                                          (24)              (24)

     Effect of graduated
      rates on statutory rate                       (28)              (28)
                                                    ----              ----

                                                      0%                0%
                                                    ====              ====

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(8)  Income taxes - cont'd:

     The details of deferred income tax assets and liabilities are as follows:

                                              Year ended         Year ended
                                             December 31,       December 31,
                                                  2001               2000
                                             ------------       ------------

     Deferred income tax assets:
      Net operating loss
       carryforward                          $   17,000         $   13,800
      Accounts payable                            1,580              1,700

     Deferred income tax liabilities:
      Commissions receivable                    (31,000)           (31,000)
                                            -----------         ----------
         Deferred income tax
          liabilities, net                  $  (12,420)         $  (15,500)
                                            ===========         ==========

     At December 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $50,000, which expire through 2016.

(9)  Earnings (loss) per share:

                                           Income
                                           (Loss)        Shares        Per-share
                                        (Numerator)   (Denominator)      Amount
                                       -----------    -------------      ------

     Year ended December 31, 2001:
     -----------------------------

     Basic EPS

     Loss available to common
      stockholders                      $  (5,534)      10,940,615        $.00
                                                                          ====

     Effective dilutive securities           -              -
                                         ---------      ----------

     Diluted EPS

     Loss available to common
      stockholders                      $  (5,534)      10,940,615        $.00
                                        ==========      ==========        ====

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                   ------------------------------------------


(9)  Earnings (loss) per share - cont'd:

                                          Income
                                          (Loss)          Shares       Per-share
                                       (Numerator)     (Denominator)     Amount
                                       -----------     -------------     ------

     Year ended December 31, 2000:
     -----------------------------

     Basic EPS

     Loss available to common
      stockholders                    $  (30,517)      10,269,231        $.00
                                                                         ====

     Effective dilutive securities         -               -
                                      ----------       ----------

     Diluted EPS

     Loss available to common
      stockholders                    $  (30,517)      10,269,231        $.00
                                      ===========      ==========        ====

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreement with our accountants on accounting and financial disclosures.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

         Our directors, executive officers and other key employees, and their ages, as of March 15, 2002 are as follows:

Name                Age      Positions held with the Company     Since
----                ---      -------------------------------     -----
Phyllis Maxwell      76      President and Director              1989
Richard Kelley       61      Director                            1998
Allen Vershel        70      Director                            September 2000


         The backgrounds of our directors, executive officers and significant employees are as follows:

         Phyllis Maxwell is the founder and has been president of our company since 1989. After over 21 years of experience in theatre, we believe that Mrs. Maxwell has built relationships with box office personnel as well as a reputation for service and knowledge of theatre.

         Richard Kelley has over thirty years of experience in theatre including work as a company manager and box office treasurer. Mr. Kelley has been with us since September 1998. From 1988 through 1998, he served as the Director of Ticketing Operations for the Stamford Center for the Arts. As a group theatre advisor, his extensive knowledge of theatre (past, present and future) is an invaluable tool. His advice and counsel is sought by clients.

         Allen Vershel has been a director of our company since September 5, 2000. Dr. Vershel has degrees in dentistry, law and healthcare administration. From 1978 to present, Dr. Vershel has been a consultant with Second Opinion Dental Consultants where he reviews and evaluates dental malpractice cases for attorneys and insurance companies. Dr. Vershel also serves on the Board of Directors of two private companies.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended December 31, 1999, 2000 and 2001. None of our other executive officers received salary and bonus exceeding $100,000 during those years.

-------------------------------------------------------------------------------
                           Summary Compensation Table
-------------------------------------------------------------------------------
                                                                   All Annual
                                                                   ----------
Name and Principal Position  Year       Salary         Bonus      Compensation
                             ----       ------         -----      ------------
                                                                      (**)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Phyllis Maxwell              2001       $48,000(1)     $ 0           $ 0
President                    2000       $48,000(1)     $ 50,000      $ 0
                             1999       $48,500(1)     $ 0           $ 0
------------------------------------------------------------------------------
Richard Kelley               2001       $55,000(2)     $ 0           $ 0
Vice President               2000       $55,000(2)     $ 0           $ 0
                             1999       $50,495(2)     $ 0           $ 0
------------------------------------------------------------------------------

(1) Mrs. Maxwell receives health insurance and related fringe benefits, which amounted in total to approximately $2,388 in 2001, $2,388 in 2000 and $5,722 in 1999. As a requirement of business, Mrs. Maxwell attends every show on Broadway and much of Off-Broadway. (A portion of her expenses, such as meals, transportation and entertainment of customers, are paid for by us.)
(2) Mr. Kelley receives health insurance and other fringe benefits which amounted in total to approximately $3,730 for 2001, $3,393 for 2000 and $3,200 for 1999. In addition, in 2001, Mr. Kelley received $2,500 to cover his moving expenses and $2,500 to pay for his expenses associated with show attendance including meals, transportation and entertainment of customers.

Directors' Compensation

         Directors are not compensated for their services as such. There are no standard or other arrangements pursuant to which directors are compensated for any services provided as a director or for which any director was compensated during 2001 for any services provided as a director.

Employment and Severance Agreement

         There are no employment contracts or agreements between us and our officers.

         We do not have any employee stock option or other incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following lists as of March 15, 2002 the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors, executive officers and significant employees.

Name and address** of               Amount and Nature              Percent of
Beneficial Owner                    of Beneficial Ownership           Class
-------------------------            -----------------------          -----
Phyllis Maxwell                                 7,478,000(2)          73%(2)

Richard Kelley                                     20,000                *

Allen Vershel                                      18,000(1)             *

All directors, executive officers               7,516,000             73%
And significant employees as a
Group (3 persons)

(1) Allen Vershel does not own any shares of our common stock directly. However, Allen Vershel owns 1,000 shares of our Common Stock as custodian for each of Austin A. Vershel, Benjamin A. Vershel, Leo I. Vershel, Lisa R. Vershel, Marin E. Vershel and Rachel M. Vershel, all of whom are his grandchildren. In addition, of the 18,000 shares listed in the table above, 10,000 shares are owned by Suzanne Vershel, Mr. Vershel's wife. Mrs. Vershel also owns 1,000 shares of Common Stock as custodian for each of Owen K. Smith and Sophia K. Smith, her grandchildren.

(2) On March 27, 2002, we filed a registration statement on Form SB-2 on behalf of Mrs. Phyllis Maxwell relating to the offering by Mrs. Maxwell of up to 1,341,200 shares of our common stock currently owned by her. If all of the shares offered are sold, Mrs. Maxwell will own 6,136,800 shares which would constitute 60% of our issued and outstanding common stock. There is no assurance, however, that all of the shares offered by Mrs. Maxwell will be sold.

* Less than 1%

**Unless otherwise referenced, the address for each of the above mentioned parties is c/o Clixtix, Inc., 1501 Broadway, Suite 1807, New York, New York 10036.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than as described below, we have not entered into any transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of our directors, executive officers, any 5% shareholder listed in Item 11 or any member of the immediate family of any of these persons had a material interest. We do not have a parent company.

         On August 31, 2001, we and Maxwell Group Entertainment, Inc., a newly formed New York corporation, entered into an Agreement and Plan of Reorganization. Under the terms of that Agreement, we sold to Maxwell Group Entertainment all of our tangible and intangible assets appearing our Balance Sheet as of June 30, 2001 and Maxwell Group Entertainment assumed all of our liabilities appearing on our June 30, 2001 Balance Sheet in consideration for 100 shares of the Maxwell Group Entertainment's common stock, which constitute all of its issued and outstanding stock. As such, Maxwell Group Entertainment, Inc. became our wholly owned subsidiary.

         Phyllis Maxwell serves as President, Secretary and director of Maxwell Group Entertainment, Inc. In addition, Richard Kelley also serves as Vice President and director of Maxwell Group Entertainment, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

     (a) Exhibits:

EXHIBIT     DESCRIPTION OF EXHIBIT AND FILING REFERENCE
NUMBER

Exhibit 2.0      Agreement and Plan of Reorganization

Exhibit 3.1(a) Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Company's
                 Registration Statement on Form SB-2, File Number
                 333-46828 (the "Registration Statement"))

Exhibit 3.1(b) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(b) of the Company's Registration Statement)

Exhibit 3.1(c) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(c) of the Company's Registration Statement)

Exhibit 3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement)


Exhibit 21.0     Subsidiaries of the Registrant


     (b) Reports on Form 8K: No reports were filed on Form 8K during the last quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002                                Clixtix, Inc.


                                                     By: /s/ Phyllis Maxwell
                                                     Phyllis Maxwell, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                       TITLE                            DATE


By: /s/ Phyllis Maxwell              President and Director
                                 (principal executive officer)    March 29, 2002
--------------------------
Phyllis Maxwell


By: /s/ Richard Kelly        Vice President and Director
                             (principal financial officer,        March 29, 2002
--------------------------       principal accounting officer)
Richard Kelley

EXHIBIT 2.0
-----------


                      AGREEMENT AND PLAN OF REORGANIZATION
                      ------------------------------------


         Maxwell Group Entertainment Inc., a New York corporation, having its principal place of business located at 1501 Broadway, Suite 1807, New York, NY 10036 ("Buyer,") and Clixtix, Inc., a New York corporation, having its principal place of business located at 1501 Broadway, Suite 1807, New York, NY 10036 ("Seller,") hereby agree as follows:


                                   ARTICLE 1.

                          PURCHASE AND SALE OF ASSETS.
                          ----------------------------

        1.01.   Assets Being Purchased.  Seller shall sell to Buyer and Buyer
                ----------------------   shall purchase from Seller on the
terms specified in this Agreement, all the business, properties and assets of the Seller of every kind and description, wherever located, real, personal or mixed, tangible or intangible, (collectively, the "Assets") as reflected on the June 30, 2001 Balance Sheet (the "Balance Sheet"), a copy of which is attached hereto as Exhibit 1.01. In connection with the sale of the Assets, and at the Closing (as hereinafter defined), the Seller shall execute and deliver to and in favor of the Buyer, an Assignment and Bill of Sale and such other instruments as may be required in order to transfer of record all right, title and interest of the Assets to the Buyer except as otherwise herein expressly provided.

        1.02. Liabilities Assumed. The buyer shall, simultaneously with the ------------------- sale of the Assets, assume all debts, obligations, contracts and liabilities of the Seller as reflected on the Balance Sheet (collectively, the "Assumed Liabilities").

        1.03. Purchase Price. The purchase price to the Buyer for the Assets --------------- shall be 100 shares of its common stock, $.001 par value per share (the "Buyer Shares"), which shares will constitute all of the then issued and outstanding stock of the Buyer. At the Closing (as hereinafter defined), Buyer will issue and deliver the Buyer Shares to the Seller, and Seller will purchase the Buyer Shares from the Buyer.

        1.04. Closing. The sale and purchase described in this Agreement shall -------- be consummated on or before August 31, 2001 ("Closing"
or "Closing Date"), or such other date as shall be mutually agreed by the parties, at the offices of Sierchio & Company, LLP, located at 150 East 58th Street, 25th Floor, New York, NY 10155 or at such other time and place as the parties hereto may agree to in writing.

                                   ARTICLE 2.

                    REPRESENTATIONS AND WARRANTIES BY SELLER.
                    -----------------------------------------

        2.01. Title to Assets. Seller has good and marketable title to ---------------- all Assets covered by this Agreement, free and clear of any liens, encumbrances, or other defects.

        2.02. Authority to Sell. Seller has complied with all of the ------------------ requirements of any applicable law of the
State of New York relative to the sale of assets described in this Agreement and prior to Closing, all of the consents, approvals and notices that may be required by law or by agreements to which Seller may be a party will be obtained and given, respectively.

        2.03. Liabilities. Except as set forth on the Balance Sheet, ----------- there are no liabilities to which the Seller's assets are subject. The Assumed Liabilities all arose in the ordinary course of Seller's business.

        2.04. Defaults and Violations. Seller is not in default or in material ------------------------ violation of any contracts, agreements, leases, or other instruments or obligations relating to the Assets to be sold and transferred to Buyer pursuant to this Agreement, and this Agreement and the purchase and sale to be consummated pursuant to this Agreement will not create or cause a default or material violation of any contract, agreement, lease or other instrument to which Seller may be a party.

        2.05. Taxes. All federal, state and local tax returns and payments ------ relating to the Assets that have become due from Seller to the date of this Agreement have been timely filed and timely paid by it including any returns or taxes due for: (1) state or federal income or franchise tax, (2) personal or real property tax levied on any of the assets, (3) sales tax, or (4) other tax. All tax returns and payments for the above taxes relating to the Assets which become due between the date of this Agreement through the Closing Date shall be timely filed and paid by Seller.

        2.06. Litigation. There is no litigation threatened or pending against ----------- Seller of which it or its officers are aware that will, might, or could affect consummation of the purchase and sale described in this Agreement or transfer of title of any of the Assets as required by this Agreement.

        2.07. Investment Intent; Evaluation. (a)The Seller has conducted its ------------------------------ own due-diligence investigation respecting the Buyer, its business, plans and financial condition relating to Seller's willingness to accept the Buyer Shares as consideration for the sale of the Assets; the Seller has received all materials which have been requested by the Seller; has had a reasonable opportunity to ask questions of the Buyer and its representatives; and the Buyer has answered all inquiries that the Seller or the Seller's representatives have put to it. The Seller has had access to all information necessary to verify the accuracy of the information provided to it, and has taken all the steps necessary to evaluate the merits and risks of an investment in the Buyer Shares.

        (b) The Seller has such knowledge and experience in finance, securities, investments and other business matters so as to be able to protect the interests of the Seller concerning this transaction, and the Seller's resulting investment in the Buyer hereunder is not material when compared to the Seller's total capacity. The Seller understands an investment in the Buyer is of a speculative nature involving a high degree of risk.

        (c) The Seller understands the various risks of an investment in the Buyer as proposed herein and can afford to bear such risks, including, without limitation, the risk of losing its entire investment in the Buyer Shares.

        (d) The Seller acknowledges that no market for the Buyer Shares exists and it is unlikely that one will develop in the future, and that the Seller may find it impossible to liquidate the investment in the Buyer Shares at a time when the Seller may desire to do so, or at any other time.

        (e) The Seller is aware that the Buyer Shares have not been registered under the Act, that the Buyer Shares will be issued on the basis of the statutory exemption provided by Section 4(2) of the Act promulgated thereunder, relating to transactions by an issuer not involving any public offering and under similar exemptions under certain state securities laws, that this transaction has not been reviewed, passed on or approved by any federal or state agency or self-regulatory organization where an exemption is being relied upon, and that the Buyer's reliance thereon is based in part upon the representations made by the Seller in this Agreement. The Seller acknowledges that it has been informed by the Buyer, or is otherwise familiar with, the nature of the limitations imposed by the Act and the rules and regulations thereunder on the transfer of securities. In particular, the Seller agrees that no sale, assignment or transfer of any of the Buyer Shares will be valid or effective, and the Buyer shall not be required to give any effect to such sale, assignment or transfer, unless (i) such sale, assignment or transfer is registered under the Act, it being understood that the Buyer Shares are not currently registered for sale and that the Buyer has no obligation or intention to so register the Buyer Shares, or (ii) the Buyer Shares are sold, assigned or transferred in accordance with all the requirements and limitations of Rule 144 under the Act, it being understood that Rule 144 is not available at the present time for the sale of the Buyer Shares, or (iii) such sale, assignment or transfer is otherwise exempt from the registration requirements under the Act. The Seller further understands that an opinion of counsel and other documents may be required to transfer the Buyer Shares. The Seller acknowledges that the certificate evidencing the Buyer Shares will bear the following, or a substantially similar legend, and such other legends as may be required by state blue sky laws:

             "The securities represented by this certificate have not been registered under the Securities Act of 1933 (the "Act"), or any state securities laws and neither such securities nor any interest therein may be offered, sold, pledged, assigned or otherwise transferred unless: (1) a registration statement with respect thereto is effective under the Act and any applicable state securities laws, or (2) the Buyer receives an opinion of counsel to the holder of such securities, which counsel and opinion are reasonably satisfactory to the Buyer, that such securities may be offered, sold, pledged, assigned or transferred in the manner contemplated without an effective registration statement under the Act or applicable state securities laws."

        (f) The Seller is acquiring the Buyer Shares for the Seller's own account for investment and not with a view to the sale or distribution thereof or the granting of any participation interest therein, and has no present intention of distributing or selling to others any of such interest or granting participations therein.

        2.08 Intellectual Property. To the best of Seller's knowledge, --------------------- none of the Assets to be purchased hereunder, including, but not limited to, any trademarks and tradenames included in Exhibit 1.01, violate or infringe any patents, trademark, service mark, copyrights, trade secrets or other intellectual property rights of any third person.

        2.09. Due Organization. Seller is a corporation duly organized and ----------------- existing under the General Corporation Law of the State of New York.

        2.10 Survival of Warranties. Seller agrees that all warranties made ---------------------- by it in this Agreement shall survive the Closing.



                                   ARTICLE 3.

                    REPRESENTATIONS AND WARRANTIES BY BUYER.
                    ----------------------------------------

        3.01. Consents, Approvals and Notices. Buyer has complied with all of ------------------------------- the requirements of any applicable law of the State of New York, its state of organization, relative to its purchase of the Assets described in this Agreement and that prior to Closing, all of the consents, approvals and notices that may be required by law or by agreements to which Buyer may be a party will be obtained and given, respectively.

        3.02. Authorized and Issued Stock. The authorized capital stock of ---------------------------- Buyer consists of 1,000 shares of
Common Stock. The Buyer presently has no shares of Common Stock issued and outstanding. When issued, the Buyer Shares to be sold to the Seller will represent 100% of Buyer's issued and outstanding shares of Common Stock.

        3.03 Litigation. There is now no litigation pending against Buyer of ----------- which it or its officers are aware that will, might, or could affect consummation of the purchase and sale described in this Agreement and Buyer is not aware of any threatened litigation which may affect the consummation of the purchase and sale described in this Agreement.

        3.04. Due Organization. Buyer is a corporation duly organized and ---------------- existing under the General Corporation Law of the State of New York and its power as a Corporation has never been and is not now suspended.

        3.05.   Authority  to Buy.  This  Agreement  has been  approved by
                -----------------   Buyer's  Board of  Directors  and Buyer has
full power and authority to both execute and perform this Agreement.

        3.06. Survival of Warranties. Buyer agrees that all warranties made ---------------------- by it in this Agreement shall survive the Closing.

                                   ARTICLE 4.

                              OPERATION OF ASSETS.
                              --------------------

        4.01. Seller to Continue Business Prior to Closing. Seller shall -------------------------------------------- continue to conduct its business as it is currently being operated until the Closing. Any and all risk of loss or damages to the Assets during such period from any and all causes shall be borne by the Seller.

        4.02. Buyer to Operate Business After Closing. Buyer shall conduct ---------------------------------------- the business of group theatre ticket sales previously conducted by Seller following the Closing in such manner as it, in its sole discretion may determine advisable.


                                   ARTICLE 5.

                       CONDITIONS TO BUYER'S PERFORMANCE.
                       ----------------------------------

         Absent a waiver in writing, all obligations of the Buyer under this Agreement are subject to satisfaction of the following conditions on or before the Closing Date:

        5.01. Performance by Seller. Seller shall have performed, satisfied ---------------------- and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by them, or any of them, on or before the Closing Date.

        5.02.   Representations and Warranties True as of the Closing Date.
                -----------------------------------------------------------
Except as otherwise permitted by this Agreement, all representations and warranties by Seller in this Agreement shall be true on and as of the Closing Date as though made at that time.

        5.03. Third Party Consents. All consents and approvals required to be -------------------- given by third parties shall have been
obtained  and  Buyer  shall  have  been  furnished  with  appropriate   evidence
reasonably satisfactory to it and its counsel of the granting of such consents and approvals.

        5.04. No Material Adverse Change. During the period from the date of -------------------------- the most recent financial statement to the Closing Date the Seller has not sustained any material loss or damage to its assets, whether or not insured, that materially affect its ability to conduct a material part of its business.

        5.05. Absence of Litigation. No action, suit, or proceeding before any --------------------- court or any governmental body or authority, pertaining to the transaction contemplated by this Agreement, or to its consummation, shall have been instituted or threatened against the Seller on or before the Closing Date.

        5.06. Corporate Approvals. The board of directors of Seller and to the -------------------- extent required, the shareholders of Seller, shall have duly authorized and approved the execution and delivery of this Agreement and all corporate action necessary or proper to fulfill Seller's obligations hereunder on or before the Closing Date.

                                   ARTICLE 6.

                      CONDITIONS OF SELLER'S PERFORMANCE.
                      -----------------------------------

        Absent a waiver in writing, all obligations of Seller hereunder are subject to the satisfaction of the following conditions on or before the Closing
Date:

        6.01.   Representations and Warranties True as of the Closing Date.
                -----------------------------------------------------------
All representations and warranties of Buyer contained in this Agreement shall be true on and as of the Closing Date as though such representations and warranties were made on and as of that date.

        6.02. Performance By Buyer. Buyer shall have performed and complied --------------------- with all covenants and agreements and satisfied all conditions required by this Agreement to be performed by Buyer on or before the Closing Date.

        6.03. Corporate Approvals. The board of directors of Buyer shall have -------------------- duly authorized and approved the execution and delivery of this Agreement and all corporate action necessary or proper to fulfill Buyer's obligations hereunder on or before the Closing Date.

        6.04. No Material Adverse Change. During the period from the date of -------------------------- this Agreement to the Closing Date, the Buyer will not have sustained any material loss or damage to its assets, whether or not insured, that materially affect its ability to conduct a material part of its business.

        6.05. Absence of Litigation. No action, suit, or proceeding before any --------------------- court or any governmental body or authority, pertaining to the transaction contemplated by this Agreement, or to its consummation, shall have been instituted or threatened against the Buyer on or before the Closing Date.


                                   ARTICLE 7.

                         SELLER'S AND BUYER'S COVENANTS.
                         -------------------------------

        7.01. Conduct of Business. From the date of this Agreement to the -------------------- Closing, Seller shall operate the business as it is currently being conducted without causing detriment thereto, shall maintain in effect all governmental permits and approvals necessary for the operation of the business as it is now being conducted, and shall maintain the relationships with all persons and entities with whom Seller currently is doing business. After the Closing, the Seller's business shall be conducted by Buyer.

        7.02. Buyer's Investigation. Seller shall make available to Buyer at --------------------- all reasonable times all books and records of the business and such other items as may be from time to time requested by Buyer.

                                   ARTICLE 8.

                                 MISCELLANEOUS.
                                 --------------

        8.01. Entire Agreement. This instrument with its attachments ---------------- constitutes the entire agreement between Buyer and Seller respecting the Assets or the sale of the Assets to Buyer by Seller, and any agreement or representation respecting the Assets or their sale by Seller to Buyer not expressly set forth in this instrument is null and void.

        8.02. Notices. Any and all notices or other communications or ------- deliveries required or permitted to be provided hereunder shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified in this
Section 8.02 prior to 5:30 p.m. on a business day, (ii) the business day following the date of mailing, if sent by nationally recognized overnight courier service, or (iii) upon actual receipt by the party to whom such notice is required to be given. The address for such notices and communications shall be as follows:

                  If to Buyer, to:

                           Maxwell Group Entertainment, Inc.
                           1501 Broadway, Suite 1807
                           New York, New York 10036
                           Fax: (212) 768-3036

                  If to Seller, to:

                           Clixtix, Inc.
                           1501 Broadway, Suite 1807
                           New York, New York 10036
                           Fax: (212) 768-3036

        8.03. Assignment. This Agreement may not be assigned by either ---------- party to any other person or corporation without the express written consent of the other party to this Agreement.

        8.04. Governing Law. This Agreement shall be governed and all -------------- rights and liabilities under it determined in accordance with the laws of the State of New York, without regard to the conflicts of laws principles thereof.

        8.05. Counterparts. This Agreement may be executed in two or more ------------ counterparts, each of which shall be an original, but all of which shall constitute but one Agreement.

        8.06.   Expenses. Each party shall pay all costs and expenses
                -------- incurred by it in negotiating and preparing this Agreement and in closing and carrying out the transactions contemplated herein and hereby.

        8.07. Further Assurances. The parties agree that at any time and from ------------------ time to time after the Closing Date, they will execute and deliver to any other party such further instruments or documents as may be reasonably required to give effect to the transactions contemplated hereunder.




[Remainder of this page intentionally left blank]

         IN WITNESS WHEREOF, the Buyer and the Seller have through their respective duly qualified and authorized officers, signed and delivered this agreement and agree to be bound by the terms hereof as of this 31st day of
                                                               ----
August, 2001.
------


                                        Clixtix, Inc.
                                        A New York corporation



                                        By     /s/ Phyllis Maxwell
                                          ---------------------------
                                          Name:  Phyllis Maxwell
                                          Title: President,
                                                 A Duly Authorized Signatory





                                        Maxwell Groups Entertainment, Inc.


                                        By     /s/ Phyllis Maxwell
                                          ---------------------------
                                          Name: Phyllis Maxwell
                                          Title: President,
                                          A Duly Authorized Signatory

EXHIBIT 21.0
------------


Subsidiaries of the Clixtix, Inc.
---------------------------------


Maxwell Group Entertainment, Inc. - New York corporation