Form 10QSB
period 2002-03-31
CLIXTIX INC
filed 2002-05-20
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                         PHYLLIS MAXWELL'S GROUPS, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

10,228,000 shares of common stock outstanding as of May 15, 2002



Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                  CLIXTIX, INC

                                   FORM 10-QSB


                                      INDEX


                                                                            Page
PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements
          Independent Accountants' Review Report...............................3
          Condensed Consolidated Balance Sheets................................4
          Condensed Consolidated Statements of  Income and Retained Earnings...5
          Condensed Consolidated Statements of Cash Flows......................6
          Notes to Condensed Consolidated Financial Statements.................8

Item 2.   Management's Discussion and Analysis or Plan of Operation............9

PART II  OTHER INFORMATION....................................................15

Item 1.   Legal Proceedings...................................................15
Item 2.   Changes in Securities...............................................15
Item 3.   Defaults Upon Senior Securities.....................................15
Item 4.   Submission of Matters to a Vote of Security Holders.................15
Item 5.   Other Information...................................................15
Item 6.   Exhibits and Reports on Form 8-K....................................15

SIGNATURE PAGE................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholder
Clixtix, Inc. and Subsidiary
1501 Broadway
Suite 1807
New York, New York 10036

We have reviewed the accompanying condensed consolidated balance sheet of Clixtix, Inc. and Subsidiary (formerly Phyllis Maxwell's Groups, Inc.) as of March 31, 2002 and the related condensed consolidated statements of income and retained earnings, and cash flows for the three month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Clixtix, Inc. and Subsidiary(formerly Phyllis Maxwell's Groups, Inc.) as of December 31, 2001, presented herein, and the related statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 14, 2002, we expressed an unqualified opinion on those financial statements.

MARDEN, HARRISON & KREUTER
Certified Public Accountants, P.C.

/s/ Marden, Harrison & Kreuter

White Plains, New York
May 8, 2002

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         March 31,    December 31,
                                                           2002           2001
                                                       ------------   ------------
                                                        (Unaudited)
ASSETS

Current assets:
   Cash                                                $     23,278   $     19,365
   Commissions receivable                                   139,087        103,539
                                                       ------------   ------------

          Total current assets                              162,365        122,904

   Other assets                                               2,654          2,654
                                                       ------------   ------------

          Total assets                                 $    165,019   $    125,558
                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $     64,253   $     39,708
   Income taxes payable                                       2,000             --
   Deferred taxes payable                                    23,220         12,200
                                                       ------------   ------------

          Total liabilities                                  89,473         52,128
                                                       ------------   ------------

Commitments

Stockholders' equity:
   Common stock, .001 par value;
     20,000,000 shares authorized, 10,228,000
     shares issued and outstanding                           20,973         20,973
   Additional paid-in capital                                34,058         34,058
   Retained earnings                                         20,515         18,399
                                                       ------------   ------------

          Total stockholders' equity                         75,546         73,430
                                                       ------------   ------------

          Total liabilities and stockholders' equity   $    165,019   $    125,558
                                                       ============   ============



       See accountants' review report and notes to financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS


                                                Three months     Three months
                                                    ended            ended
                                               March 31, 2002   March 31, 2001
                                               --------------   --------------
                                                (Unaudited)      (Unaudited)

Commission revenue                             $       76,328   $       65,964

General and administrative expenses                    57,407           55,955
                                               --------------   --------------

Income from operations                                 18,921           10,009

Interest income                                           195            1,140
                                               --------------   --------------

Income before income taxes                             19,116           11,149
                                               --------------   --------------

Income taxes:
   Current                                              6,200              728
   Deferred                                            10,800            2,500
                                               --------------   --------------

                                                       17,000            3,228
                                               --------------   --------------

Net income                                              2,116            7,921

Retained earnings, beginning of period                 18,399           23,933
                                               --------------   --------------

Retained earnings, end of period               $       20,515   $       31,854
                                               ==============   ==============

Earnings per common share -
    basic and diluted                          $          .00   $          .00
                                               ==============   ==============

Weighted average common shares outstanding -
    basic and diluted                              10,228,000       10,500,000
                                               ==============   ==============



       See accountants' review report and notes to financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS


                                                             Three months      Three months
                                                                 ended             ended
                                                            March 31, 2002    March 31, 2001
                                                            --------------    --------------
                                                             (Unaudited)       (Unaudited)
Cash flows provided by (used in):
   Operating activities:
     Cash received from customers                           $       65,325    $       91,331
     Cash paid to suppliers and employees                          (57,407)          (57,455)
     Interest received                                                 195             1,140
     Income tax paid                                                (4,200)             (728)
                                                            --------------    --------------

                Net cash provided by operating activities            3,913            34,288
                                                            --------------    --------------

Net increase in cash                                                 3,913            34,288

Cash, beginning of period                                           19,365            30,132
                                                            --------------    --------------

Cash, end of period                                         $       23,278    $       64,420
                                                            ==============    ==============



       See accountants' review report and notes to financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (CONCLUDED)


                                                             Three months      Three months
                                                                 ended             ended
                                                            March 31, 2002    March 31, 2001
                                                            --------------    --------------
                                                             (Unaudited)       (Unaudited)
Reconciliation of net income to net cash provided by
     operating activities:

       Net income                                           $        2,116    $        7,921
                                                            --------------    --------------

   Adjustments to reconcile net income to net cash provided by operating activities:

     Deferred income taxes                                          10,800             2,500

     Changes in assets (increase) decrease:
         Commission receivable                                     (35,548)          (38,124)
         Other assets                                                   --            (1,500)

     Changes in liabilities increase:
         Accounts payable                                           24,545            63,491
         Income taxes payable                                        2,000                --
                                                            --------------    --------------

                Total adjustments                                    1,797            26,367
                                                            --------------    --------------

                Net cash provided by operating activities   $        3,913    $       34,288
                                                            ==============    ==============



       See accountants' review report and notes to financial statements.

                          CLIXTIX, INC. AND SUBSIDIARY
                    (FORMERLY PHYLLIS MAXWELL'S GROUPS, INC.)

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


(1) In the opinion of the Company's management, the accompanying Condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a three-month basis may not be indicative of operating results for the full year.

(2) The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations.

(3)   Earnings per share:

                                            Income        Shares      Per-share
                                          (Numerator)  (Denominator)   Amount
                                           ----------   ----------   ----------

      Three months ended March 31, 2002:
      ---------------------------------

      Basic EPS

      Earnings available to common
       stockholders                        $    2,116   10,228,000   $      .00
                                                                     ==========

      Effective dilutive securities                --           --
                                           ----------   ----------

      Diluted EPS

      Earnings available to common
       stockholders                        $    2,116   10,228,000   $      .00
                                           ==========   ==========   ==========

      Three months ended March 31, 2001:
      ---------------------------------

      Basic EPS

      Income available to common
       stockholders                        $    7,921   10,500,000   $      .00
                                                                     ==========

      Effective dilutive securities                --           --
                                           ----------   ----------

      Diluted EPS

      Income available to common
       stockholders                        $    7,921   10,500,000   $      .00
                                           ==========   ==========   ==========

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those financial statements included in this Quarterly Report and our Annual Report on Form 10KSB for the year ended December 31, 2001. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

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

      Revenue is not recognized by us until the date an invoice is generated. Generally, our sales and billing processes are as follows:

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

      During the quarter ended March 31, 2002, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

      We have been in operation since April 1988. Prior to 1989, Mrs. Maxwell operated the same business as a sole proprietorship.

      During 2001, we conducted an initial public offering in which we offered and sold 1,000,000 shares of our common stock at a price of $0.05 per share for total consideration of $50,000. Our proceeds from the sale of the shares were $50,000. Such proceeds were to be utilized to substantially expand our website, implement new marketing programs, and for the general expansion of our business through the greater use of the internet as described below.

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

      We had also been looking into the possibility of establishing an e-mail ticket distribution system to be organized between us, one of the ticket sellers (e.g., Ticketmaster or Telecharge) with the cooperation of specific producers of shows to have discounts and seat availabilities. This plan was in the formative state and development had not begun. We have not initiated any discussions with ticket sellers or producers.

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

      We had initially planned to develop the projects described above. However, based on the events of September 11, 2001 and the subsequent negative effects on the business and economic condition in New York City and specifically, on the theater industry, we have decided to focus our efforts on our original business practice.

      We are currently on five web sites (two of our own and three others where we are listed as a source for group Broadway ticket sales) and on approximately 400 search engines in the category of Broadway shows/Theatre Group Sales Agency Entertainment. It is our intention to continue to be listed on every possible search engine.

FOR THE QUARTER ENDED MARCH 31, 2002 AND 2001
RESULTS OF OPERATIONS

      For the quarter ended March 31, 2002, we had a net income of $2,116 compared to a net income of $7,921 for the quarter ended March 31, 2001. Our decrease in net income can be attributed to the fact that our general and administrative expenses increased by $1,452, or 2.6%, from $55,955 for the quarter ended March 31, 2001 to $57,407 for the quarter ended March 31, 2002. In addition to our increase in general and administrative expenses, our interest income decreased by 83% from $1,140 for the quarter ended March 31, 2001 to $195 for the quarter ended March 31, 2002. The interest is earned on our cash reserves. This decrease in interest income can be largely attributed to the decreased interest rates during the quarter ended March 31, 2002 as compared to the interest rates during the first quarter of 2001. Moreover, our income taxes for the quarter ended March 31, 2002 increased by $13,772, or 427%, from $3,228 for the quarter ended March 31, 2001 to $17,000 for the quarter ended March 31, 2002. This disparity is associated with underaccruals of estimated interim period income taxes.

      Our commission revenues increased by 15.7% from $65,964 for the quarter ended March 31, 2001 to $76,328 for the quarter ended March 31, 2002. The 15.7% increase in our commission revenues can be partly attributed to the price increase of certain Broadway show ticket prices. During the quarter ended March 31, 2002, the ticket prices of certain shows including The Producers and Mama Mia were approximately 10% higher at $100 per ticket as compared to ticket prices in the quarter ended March 31, 2001. As ticket prices increase, our commissions on those tickets increase accordingly. A significant factor affecting our level of commission revenues is the availability of tickets for the shows in high demand. Customer demand is a factor beyond our control, which varies from quarter to quarter. If our customers are seeking to see shows for which there are few tickets available (i.e. The Producers), we may have difficulty in obtaining such tickets which would cause our commission revenues to decrease. In addition, the age of the highly demanded shows also affects our ability to obtain tickets and, in turn, our commission revenues. The longer a popular production has been running, the less difficulty we face in obtaining and selling tickets.

      Despite our increased commission revenues, our general and administrative expenses increased by 2.6% for the quarter ended March 31, 2001 as compared to the first quarter of 2001. Our general and administrative expenses include, but are not limited to, salaries and wages, employee benefit programs, professional fees, travel and entertainment, telephone, office rent and other office expenses.

      The most significant factor that contributed to our increase in general and administrative expenses was the increase of our professional fee expenses for the quarter ended March 31, 2002. During the quarter ended March 31, 2002, we incurred additional legal costs in connection with the preparation and filing of a registration statement on Form SB-2 on behalf of Phyllis Maxwell, our President, pursuant to which she is offering to sell 1,341,200 shares of our common stock which she currently owns. Our professional fee expenses increased by $5,252, or 132%, from $3,970 for the quarter ending March 31, 2001 to $9,222 for the quarter ending March 31, 2002.

      Our travel and entertainment expenses for the quarter ended March 31, 2002 also increased by $597, or 16.5%, from $3,611 in the quarter ended March 31, 2001 to $4,208 for the quarter ended March 31, 2002. The travel and entertainment expense is a discretionary account and varies from period to period. In the quarter ended March 31, 2002, we conducted additional promotion including the entertainment of several buyers who were engaged in long-term planning. Moreover, following the first quarter of 2001, we increased the number of employees who conduct promotions. These factors contributed to the increase in our travel and entertainment expense.

      Despite the overall increase in our general and administrative expenses, our salaries and wages for the quarter ended March 31, 2002 decreased by $3,481, or 10%, to $30,877 from $34,358 for the quarter ended March 31, 2001. The decrease in our salary and wage expenses can be attributed to the fact that our President drew a decreased salary in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. However, our employee benefit program expenses increased by $504, or 13%, from $3,782 for the quarter ended March 31, 2001 to $4,286 for the quarter ended March 31, 2002. This increase can be attributed to higher rates charged for medical insurance coverage.

      Our equipment rental expense also decreased by $754, or 100%, from $754 for the quarter ended March 31, 2001 to $0 for the quarter ended March 31, 2002. During 2001, the lease for our office computer and printer matured. We subsequently purchased a new computer and printer to replace the leased equipment. As such, our equipment rental expenses for the quarter ended March 31, 2002 decreased significantly.

LIQUIDITY AND CAPITAL RESOURCES

      We ended the three months ended March 31, 2002 with a cash position of $23,278 as compared to a cash position of $64,420 for the three months ending March 31, 2001. A portion of this $41,142 decrease in our cash position is attributable to the $26,006, or 28%, decrease in cash received from our customers in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. Our decreased cash position is also directly related to our 83% decrease in interest received for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, as well as the $3,472, or 477%, increase in the income taxes paid during the first quarter of 2002 ($4,200) as compared to during the first quarter of 2001 ($728).

      Despite the reduction in business in the months following the events of September 11, 2001, we felt the demand for theatre begin to stabilize by the end of 2001. As such, we feel that our current cash flow is sufficient to satisfy our current requirements through the year ending December 31, 2002.

      However, we may require significant additional financial resources for any future expansion, especially if the expansion is effected through the acquisition of related businesses. It is not possible to quantify what amount may actually be required. Although the demand for our services seems to have stabilized, there is no assurance that this level of business will continue throughout 2002. If needed, we may seek to obtain additional financing through public or private equity offerings. If we are unable to generate the required amount of additional capital, our ability to implement our expansion strategies may be adversely affected. No specific plans exist for financing at this time.

VARIABLES AND TRENDS

      Due to the possible fluctuations in the marketplace and the entertainment industry, our operating results on a three month basis may not be indicative of our operating results for a full year.

      We have been conducting the same type of business activities for approximately 12 years. Key variables in our industry are caused by the lack of popularity or attraction of certain productions. However, prior to September 11, 2001, the demand to see Broadway and Off-Broadway productions had been constant. Successful shows had been enjoying a longer run time (i.e. Cats ran for 18 years and Miss Saigon ran for 9 years as of December 2000) and more people had been going to see theatre.

      In addition, there is a current trend of large, well financed companies such as Disney, Clear Channel, Fox Theatricals and Dadger Theatricals furnishing productions backed by substantial promotion dollars. In fact, Disney is currently presenting three productions on Broadway and Clear Channel has produced two productions with more scheduled in the coming season.

      Our revenue stream is affected by the influx of tourism into New York City and is directly dependent upon attendance levels at Broadway shows. The terrorist attacks on the World Trade Center on September 11, 2001 had a severe impact on the economic situation in New York City, especially with respect to tourism and theatre. There have been several advertising campaigns undertaken as well as promotions at many of the city's hotels and restaurants in an effort to encourage tourism to New York City, which we believe have been successful. Although tourism and theatre attendance have returned to near normal levels, there is no assurance that such levels of tourism and theatre attendance will continue. Continued lower levels of tourism and theatre attendance may have adverse effects on our business.

      New theatres and the "rebirth" of the Time Square area of New York City as well as the subsequent tourist increase have promised more interest and business in theatre. Assuming that the level of tourism and theatre attendance continue to increase, all of these influences, changes and product development taking place including the changes in Times Square, the participation of the business giants and the promotion of all of live entertainment and the new theatres and restoration of several elegant historic showplaces can only affect us positively. Lion King (Disney) has been playing to 101% (standing room) capacity for 4 years as of November. Cats and Miss Saigon closed after 18 years and 9 years, respectively. The longevity of several of the other shows (i.e. Rent, Les Miserables, Phantom of the Opera and Chicago) have the potential to make for a solid future for Broadway and Off-Broadway.

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

      As at March 31, 2002, we employed a total of four employees of which two are full time, one is part time and one serves as consultant. We may hire additional employees during the year ending December 31, 2002 as our needs and resources permit.

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

      Not Applicable.

Item 3. Defaults Upon Senior Securities.

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable.

Item 5. Other Information.

      On March 27, 2002, we filed a registration statement on Form SB-2 on behalf of Phyllis Maxwell, our President, pursuant to which she is offering to sell up to 1,341,200 shares of our common stock which she currently owns on a no minimum basis. Such registration statement became effective on April 9, 2002. We will receive no proceeds from the sale of these shares.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Not Applicable.

      (b) No reports on Form 8-K were filed by us for the quarter ended March 31, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 20, 2002                   CLIXTIX, INC.


                                        By: /s/ Phyllis Maxwell
                                            -------------------

                                            Phyllis Maxwell, President


                                        By: /s/ Richard Kelley
                                            -------------------

                                            Richard Kelley, Vice President
                                            (principal financial officer,
                                            principal accounting officer)