Form 10QSB
period 2002-06-30
CLIXTIX INC
filed 2002-08-14
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2002

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

10,228,000 shares of common stock outstanding as of August 14, 2002



Transitional Small Business Disclosure Format (Check One):  Yes |_|  No |X|

                                  CLIXTIX, INC

                                   FORM 10-QSB


                                      INDEX

                                                                            Page
PART I    FINANCIAL INFORMATION...............................................3

Item 1.   Financial Statements

          Independent Accountants' Review Report..............................3
          Consolidated Balance Sheets.........................................4
          Consolidated Statements of Operations...............................5
          Consolidated Statements of Stockholders' Equity.....................6
          Consolidated Statements of Cash Flows...............................7
          Notes to Consolidated Financial Statements..........................8

Item 2.   Management's Discussion and Analysis or Plan of Operation...........9

Part II   OTHER INFORMATION..................................................15

Item 1.   Legal Proceedings..................................................15
Item 2.   Changes in Securities..............................................15
Item 3.   Defaults Upon Senior Securities....................................15
Item 4.   Submission of Matters to a Vote of Security Holders................15
Item 5.   Other Information..................................................15
Item 6.   Exhibits and Reports On Form 8-K...................................15

SIGNATURE PAGE...............................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements.

[Letterhead of Richard M. Prinzi, Jr., Certified Public Accountant]


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) 1501 Broadway
Suite 1807
New York, NY 10036

We have reviewed the accompanying balance sheets of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) as of June 30, 2002 and the related consolidated statements of operations for the three and six months periods ended June 30, 2002 and 2001, and statements of stockholders' equity and cash flows for the six month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The balance sheet of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) as of December 31, 2001, is presented herein; the related statements of operations, stockholders' equity and cash flows for the year then ended and the audit report dated March 6, 2001, not presented herein were prepared by the Company's former auditor, Marden, Harrison & Kreuter in which an unqualified opinion was expressed on those financial statements.

/s/ Richard M. Prinzi, Jr.

Brooklyn, NY
August 10, 2002

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                           CONSOLIDATED BALANCE SHEETS


                                                         June 30,  December 31,
                                                           2002        2002
                                                         --------  ------------
                                                      (Unaudited)
ASSETS

Current Assets:
     Cash                                                $ 78,354      $ 19,365
     Commissions receivable                               132,317       103,539
     Other assets                                           2,654         2,654
                                                         --------      --------

         Total current assets                             213,325       125,558

Loans receivable - stockholder                              2,040            --
                                                         --------      --------

         Total assets                                    $215,365      $125,558
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                    $115,202      $ 39,708
     Deferred taxes payable                                23,220        12,420
                                                         --------      --------

         Total liabilities                                138,422        52,128
                                                         --------      --------

Commitments

Stockholders' equity
     Common stock, $.001par value; 20,000,000
     shares authorized, 10,228,000 shares issued
     and outstanding at June 30, 2002 and
     10,228,000 shares issued and outstanding
     at December 31,2001                                   20,973        20,973
Additional paid-in capital                                 34,058        34,058
Retained earnings                                          21,912        18,399
                                                         --------      --------

         Total stockholders' equity                        76,943        73,430
                                                         --------      --------

         Total liabilities and stockholders' equity      $215,365      $125,558
                                                         ========      ========


        See accountants' review report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Six months      Six months        Three months       Three Months
                                                    ended June 30,   ended June 30,    ended June 30,     ended June 30,
                                                         2002             2001              2002              2001
                                                    --------------   --------------    --------------     --------------
                                                      (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)

Commission revenue                                   $    164,712     $    107,512      $     88,384      $     41,548

General and administrative expenses                       144,465          108,833            87,060            52,879
                                                     ------------     ------------      ------------      ------------

Income (loss) from operations                              20,247           (1,321)            1,324           (11,331)

Interest income                                               266            2,390                71             1,251
                                                     ------------     ------------      ------------      ------------

Income (loss) before income taxes                          20,513            1,069             1,395           (10,080)
                                                     ------------     ------------      ------------      ------------

Income taxes (benefit):
       Current                                              6,200              728                --                --
       Deferred                                            10,800               --                --            (2,500)
                                                     ------------     ------------      ------------      ------------

                                                           17,000              728                --            (2,500)
                                                     ------------     ------------      ------------      ------------

Net income (loss)                                    $      3,513     $        341      $      1,395      $     (7,580)
                                                     ============     ============      ============      ============

Earnings per common share -
       basic and diluted                                       --               --                --                --

Weighted average common shares
       outstanding - basic and dilutive                10,228,000       10,785,714        10,228,000        11,000,000
                                                     ============     ============      ============      ============

        See accountants' review report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Common Stock        Additional Paid     Retained
                                                          --------------------------     -In Capital        Earnings           Total
                                                              Shares          Amount
                                                         -----------     -----------     -----------     -----------     -----------

Six months ended June 30, 2002 (Unaudited):

Balances, December 31, 2001                               10,228,000     $    20,973     $    34,058     $    18,399     $    73,430

Net income, six months ended                                      --              --              --           3,513           3,513
                                                         -----------     -----------     -----------     -----------     -----------

Balances, June 30, 2002                                   10,228,000          20,973          34,058          21,912          76,943
                                                         ===========     ===========     ===========     ===========     ===========


Six months ended June 30, 2001 (Unaudited):

Balances, December 31, 2000                               10,500,000     $    20,100     $    23,349     $    23,933     $    67,382

Issuance of 1,000,000 of $.001 par
value common stock at price of $.05 per
share, net issuance costs totaling $12,978                 1,000,000           1,000          36,022              --          37,022

Net income, six months ended                                      --              --              --             341             341
                                                         -----------     -----------     -----------     -----------     -----------

Balances, June 30, 2001                                  $11,500,000     $    21,100     $    59,371     $    24,274     $   104,745
                                                         ===========     ===========     ===========     ===========     ===========

        See accountants' review report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                   (Formerly Phyllis Maxwell's Groups, Inc.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six months      Six months
                                                                                  ended June 30,   ended June 30,
                                                                                       2002            2001
                                                                                     ---------      -----------
                                                                                   (Unaudited)      (Unaudited)
Cash flows provided by (used in):
       Operating activities:
           Cash received from customers                                              $ 193,490        $ 128,030
           Cash paid to suppliers and employees                                       (134,767)        (108,833)
           Interest received                                                               266            2,390
           Income tax paid                                                                  --             (728)
                                                                                     ---------        ---------

                Net cash provided by (used in)
                operating activities                                                    58,989           20,859
                                                                                     ---------        ---------

       Financing activities:
           Repayment of stockholder loan payable                                            --        (7,870.00)
           Proceeds from issuance of common stock                                           --        50,000.00
           Expenses applicable to issuance of common stock                                  --       (12,978.00)
                                                                                     ---------        ---------

                Net cash used provided by
                financing activities                                                        --           29,152
                                                                                     ---------        ---------


Net increase (decrease) in cash                                                         58,989           50,011

Cash, beginning of period                                                               19,365           30,132
                                                                                     ---------        ---------

Cash, end of period                                                                  $  78,354        $  80,143
                                                                                     =========        =========

        See accountants' review report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

                         SIX MONTHS ENDED JUNE 30, 2002

1) In the opinion of the Company's management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the six month periods ended June 30, 2002 and 2001. Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a six-month basis may not be indicative of operating results for the full year.

2) The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations.

3)    Earnings per share:

                                            Income        Shares     Per-share
                                          (Numerator) (Denominator)    Amount
                                          ----------    ----------   -----------

Six months ended June 30, 2002:

Basic EPS

Earnings available to common
     stockholders                         $    3,513    10,228,000    $       --
                                                                      ==========

Effective dilutive securities                     --            --
                                          ----------    ----------

Diluted EPS

Earnings available to common
     stockholders                         $    3,513    10,228,000    $       --
                                          ==========    ==========    ==========

Six months ended June 30, 2001:

Basic EPS

Earnings available to common
     stockholders                         $      341    10,785,714    $       --
                                                                      ==========

Effective dilutive securities                     --            --
                                          ----------    ----------

Diluted EPS

Earnings available to common
     stockholders                         $      341    10,785,714    $       --
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

      During the quarter ended June 30, 2002, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

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

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
RESULTS OF OPERATIONS

      For the quarter ended June 30, 2002, we had a net income of $1,395 compared to a net loss of ($7,580) for the quarter ended June 30, 2001. For the six months ended June 30, 2002, we had a net income of $3,513 compared to a net income of $341 for the six months ended June 30, 2001. Our increases in net income can be attributed to the fact that our commission revenues increased by 113% from $41,548 for the quarter ended June 30, 2001 to $88,384 for the quarter ended June 30, 2002. Our commission revenues increased by 53% from $107,512 for the six months ended June 30, 2001 to $164,712 for the six months ended June 30, 2002. The increases in our commission revenues can be partly attributed to the price increase of certain Broadway show ticket prices. During the quarter and six months ended June 30, 2002, the ticket prices of certain shows including The Producers and Mama Mia were approximately 10% higher at $100 per ticket as compared to ticket prices in the quarter and six months ended June 30, 2001. As ticket prices increase, our commissions on those tickets increase accordingly. A significant factor affecting our level of commission revenues is the availability of tickets for the shows in high demand. Customer demand is a factor beyond our control, which varies from quarter to quarter. If our customers are seeking to see shows for which there are few tickets available (i.e. The Producers), we may have difficulty in obtaining such tickets which would cause our commission revenues to decrease. In addition, the age of the highly demanded shows also affects our ability to obtain tickets and, in turn, our commission revenues. The longer a popular production has been running, the less difficulty we face in obtaining and selling tickets.

      Despite our increase in net income for the quarter and six month period ended June 30, 2002, our general and administrative expenses increased by $34,181, or 65%, from $52,879 for the quarter ended June 30, 2001 to $87,060 for the quarter ended June 30, 2002. For the six months ended June 30, 2002, our general and administrative expenses increased by $35,632, or 33%, from $108,833 for the six months ended June 30, 2001 to $144,465.

      Our general and administrative expenses include, but are not limited to, salaries, employee benefit programs, professional fees, travel and entertainment, telephone, office rent and other office expenses.

      Our increase in general and administrative expenses for the quarter and six months ended June 30, 2002 can be largely attributed to our increase in professional fees. Our professional fees increased by $26,896, or 3,720%, from $723 for the quarter ended June 30, 2001 to $27,619 for the quarter ended June 30, 2002, and increased by $33,498, or 1,002% from $3,343 for the six months ended June 30, 2001 to $36,841 for the six months ended June 30, 2002. The increase in our professional fee expenses are comprised of our legal and accounting fees. During the six months ended June 30, 2002, we filed a registration statement on Form SB-2 on behalf of Phyllis Maxwell, our President, pursuant to which she is offering to sell up to 1,341,200 shares of our common stock which she currently owns on a no minimum basis. We incurred additional legal and accounting costs in connection with the preparation and filing of the registration statement in connection with such offering. The registration statement became effective on April 9, 2002.

      Our office expenses for the quarter and six months ended June 30, 2002 also increased. Specifically, for the quarter ended June 30, 2002, our office expense increased by $5,551, or 3,154%, from $176 for the quarter ended June 30, 2001 to $5,727 for the quarter ended June 30, 2002. For the six months ended June 30, 2002 our office expense increased by $2,502, or $78%, from $3,225 for the six months ended June 30, 2001 to $5,727 for the six months ending June 30, 2002. These increases are due to the fact that during the quarter and six months ended June 30, 2002, we upgraded our office computer equipment.

      Despite our increases in professional fee and office expenses, our expenses for employee benefits, telephone, and travel and entertainment decreased for the quarter and six months ended June 30, 2002. Our equipment rental expense decreased by $302, or 100%, from $302 for the quarter ended June 30, 2001 to $0 for the quarter ended June 30, 2002, and by $1,056 from $1,056 for the six month period ended June 30, 2001 to $0 for the six month period ended June 30, 2002. During the six months ended June 30, 2001, the lease for our office computer and printer matured. We subsequently purchased a new computer and printer to replace the leased equipment. As such, our equipment rental expenses for the quarter and six months ended June 30, 2002 decreased significantly.

      Our travel and entertainment expenses for the quarter ended June 30, 2002 decreased by $3,483, or 47%, from $7,350 in the quarter ended June 30, 2001 to $3,867 for the quarter ended June 30, 2002. For the six months ended June 30, 2002, the travel and entertainment expenses decreased by $2,886 or 26%, from $10,961 for the six months ended June 30, 2001 to $8,075 for the six months ended June 30, 2002. The travel and entertainment expense is a discretionary account and varies from period to period. In the six months ended June 30, 2002, we conducted less travel and promotion than during the same period in 2001. However, we expect additional travel to be conducted by the end of 2002.

      We had an income tax benefit for the quarter ended June 30, 2001 of $2,500 as compared to income taxes of $0 for the quarter ended June 30, 2002. Our income taxes for the six months ended June 30, 2002 increased by $16,272 from a taxes of $728 for the six months ended June 30, 2001 to $17,000 for the six months ended June 30, 2002. Our income taxes are calculated based on the prescribed statutory rates based on our income before taxes for the specific period.

LIQUIDITY AND CAPITAL RESOURCES

      We ended the six month period ended June 30, 2002 with a cash position of $78,354 as compared to a cash position of $80,143 for the six months ending June 30, 2001. Despite the fact that we received gross proceeds totaling $50,000 from issuance of common stock during the six months ended June 30, 2001 as compared to $0 for the six months ended June 30, 2002, we ended the six months ended June 30, 2002 with a cash position that was only 2.2% lower than our cash position as at June 30, 2002. The fact that our cash position declined only slightly can be attributed to the fact that during the six months ended June 30, 2002 the amount of cash received from customers increased by $65,460, or 51%, from $128,030 for the six months ended June 30, 2001 to $193,490 for the six month period ended June 30, 2002. However, despite the increase in cash received from customers, our cash position as at June 30, 2002 decreased as compared to the six months ended June 30, 2001. A portion of this $1,789 decrease in our cash position is attributable to the $25,934, or 24%, increase in cash paid to suppliers and employees in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. Our decreased cash position is also directly related to our 89% decrease in interest received for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The interest is earned on our cash reserves. This decrease in interest income can be largely attributed to the decreased interest rates during the quarter ended June 30, 2002 as compared to the interest rates during the second quarter of 2001.

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

VARIABLES AND TRENDS

      Due to the possible fluctuations in the marketplace and the entertainment industry, our operating results on a six month basis may not be indicative of our operating results for a full year.

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

      As at June 30, 2002, we employed a total of four employees of which two are full time, one is part time and one serves as consultant. We may hire additional employees during the year ending December 31, 2002 as our needs and resources permit.

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

      Not Applicable.

ITEM 5. OTHER INFORMATION.

      Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Not Applicable.

      (b) No reports on Form 8-K were filed by us for the quarter ended June 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002                      CLIXTIX, INC.

                                By: /s/ Phyllis Maxwell
                                   ------------------------------------
                                   Phyllis Maxwell, President


                                By: /s/ Richard Kelley
                                   ------------------------------------
                                   Richard Kelley, Vice President
                                   (principal financial officer,
                                   principal accounting officer)