Form 10QSB
period 2002-09-30
CLIXTIX INC
filed 2002-11-19
CIK 1124813

Microsoft Word 10.0.2627;
                                        2


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

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

10,228,000 shares of common stock outstanding as of  October 31, 2002



Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

                                  CLIXTIX, INC

                                   FORM 10-QSB


                                      INDEX


                                                                           Page
PART I       FINANCIAL INFORMATION............................................3

Item 1.      Financial Statements
             Independent Accountants' Review Report...........................3
             Consolidated Balance Sheets......................................4
             Consolidated Statements of  Operations...........................5
             Consolidated Statements of Stockholders' Equity..................6
             Consolidated Statements of Cash Flows............................7
             Notes to Consolidated Financial Statements.......................8

Item 2.      Management's Discussion and Analysis or Plan of Operation........9
Item 3.      Controls and Procedures.........................................14

PART II  OTHER INFORMATION...................................................15

Item 1.      Legal Proceedings...............................................15
Item 2.      Changes in Securities...........................................15
Item 3.      Defaults Upon Senior Securities.................................15
Item 4.      Submission of Matters to a Vote of Security Holders.............15
Item 5.      Other Information...............................................15
Item 6.      Exhibits and Reports on Form 8-K................................15

             SIGNATURE PAGE..................................................16
             CERTIFICATIONS..................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements



                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
Clixtix, Inc. and Subsidiary
(Formerly Phyllis Maxwell's Group, Inc.)
1501 Broadway
Suite 1807
New York, NY 10036

I have reviewed the accompanying balance sheets of Clixtix, Inc. and Subsidiary (FormerlyPhyllis Maxwell's Group, Inc.)as of September 30, 2002 and the related statements of operations for the three and nine months periods ended September 30, 2002 and 2001, and statements of stockholders'equity and cash flows for the nine month period ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The balance sheet of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) as of December 31, 2001, is presented herein. The related statements of operations, stockholders' equity and cash flows for the year then ended and the audit report dated February 14, 2002, prepared by the Company's former auditor which an unqualified opinion was expressed on those financial statements are not presented herein.

/s/ "Richard M. Prinzi, Jr."
Brooklyn, NY
October 31, 2002

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                                          September 30,
                                                     2002             2001
                                                --------------    -------------
                                                           (Unaudited)
ASSETS

Current Assets:
        Cash                                    $   23,901        $   19,365
        Commissions receivable                     122,295           103,539
        Other assets                                 2,654             2,654
                                                ---------------   -------------

   Total current assets                            148,850           125,558


Loans receivable - stockholder                          -                  -
                                                --------------    -------------
Total assets                                    $  148,850        $  125,558
                                                ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable & Other Liabilities    $   90,231        $   39,708
        Deferred taxes payable                      23,220            12,420
                                                --------------    -------------

Total liabilities                                  113,451            52,128
                                                --------------    -------------
Commitments
Stockholders' equity
Common stock, $.001par value; 20,000,000
shares authorized, 10,228,000 shares issued
and outstanding at June 30, 2002                    20,973            20,973

Additional paid-in capital                          34,058            34,058

Retained earnings                                   (19,632)          18,399
                                                -------------     -------------


Total stockholders' equity                           35,399           73,430
                                                -------------     ------------
Total liabilities and stockholders'
     equity                                     $   148,850       $  125,558
                                                =============     =============

 See accountants' review report and notes to financial statements.


                                                  Clixtix, Inc and Subsidiary
                                           (Formerly Phyllis Maxwell's Groups, Inc.)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Nine months ended   Nine months ended  Three months ended    Three months ended
                                                September 30, 2002 September 30, 2001   September 30, 2002   September 30, 2001
                                                 ---------------   -----------------    ----------------    -----------------
                                                   (Unaudited)       (Unaudited)        (Unaudited)          (Unaudited)

Commission revenue                                 $ 197,816         $  190,882          $   33,104           $   83,370



General and administrative expenses                  219,224            172,488              74,759               63,655
                                                 ----------------   ----------------     ----------------    -----------------


Income (loss) from operations                        (21,408)            18,394             (41,655)               19,715


Interest income                                          377              3,501                  111                1,111
                                                 ---------------    ----------------     ----------------    -----------------

Income (loss) before income taxes                    (21,031)            21,895             (41,544)               20,826
                                                 --------------     ----------------     ----------------    -----------------

Income taxes (benefit):

Current                                                6,200                728               -                      -
   Deferred                                            10,800             6,400               -                     6,400
                                                 ---------------    ----------------     ----------------    -----------------

Total                                                  17,000             7,128                -                     6,400

                                                  --------------    ---------------     ----------------    -----------------

Net income (loss)                                 $   (38,031)          $      14,767        $    (41,544)       $  14,426
                                                 ===============     ==================  ================    =================

Earnings per common share -

     basic and diluted                      -                        -                      -                   -

Weighted average common shares

     outstanding - basic and dilutive              10,228,000             11,500,000        10,228,000          11,500,000
                                                 ================  =================    ================    =================

                               See accountants' review report and notes to financial statements.

                                                       Clixtix, Inc and Subsidiary
                                                (Formerly Phyllis Maxwell's Groups, Inc.)
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock               Additional Paid          Retained
                                     ------------------------------
                                        Shares          Amount            -In Capital            Earnings        Total
                                        ------          ------
                                                                    ---------------------------------------------------------

Nine months ended September 30, 2002 (Unaudited):

Balances, December 31, 2001           10,228,000     $  20,973         $   34,058              $   18,399         $  73,430


Net income, nine months ended           -                 -                 -                     (38,031)          (38,031)
                                     ----------------- ----------------- ----------------- -------------------- -----------------


Balances, September 30, 2002          10,228,000        20,973             34,058                 (19,632)           35,399
                                     ================= ================= ================= ==================== =================

Nine months ended September 30, 2001 (Unaudited):

Balances, December 31, 2000           10,500,000     $  20,100         $    23,349             $   23,933         $  67,382

Issuance of 1,000,000 of $.001 par value common stock at price of $.05 per share, net issuance costs totaling

$12,978                                1,000,000         1,000              36,022                    -              37,022


Net income, nine months ended            -                 -                 -                     14,767            14,767
                                     ----------------- ----------------- ----------------- -------------------- -----------------
Balances, September 30, 2001          11,500,000    $   21,100         $    59,371             $   38,700          $119,171
                                      ================= ================= ================= ==================== =================


                                                   Clixtix, Inc and Subsidiary
                                            (Formerly Phyllis Maxwell's Groups, Inc.)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine months ended          Nine months ended
                                                                                 September 30, 2002         September 30, 2001
                                                                              ------------------------- --------------------------
                                                                                    (Unaudited)                (Unaudited)
Cash flows provided by (used in):
         Operating activities:
                Cash received from customers                                   $            194,358    $           149,909

                Cash paid to suppliers and employees                                       (180,324)               169,476)

                Interest received                                                               377                  3,501

                Income tax paid                                                                  -                    (728)
                                                                              ------------------------- --------------------------

                             Net cash provided by (used in)

                             operating activities                                            14,411                (16,794)
                                                                              ------------------------- ---------------------------

         Financing activities:

                Repayment of stockholder loan payable                                   (26,500.00)                 (7,870)

                Advances to stockholders                                                         -                  (6,500)

                Proceeds from issuance of common stock                                           -                  50,000

                Expenses applicable to issuance of common stock                                  -                 (12,978)
                                                                              ------------------------- --------------------------

                             Net cash used provided by

                             financing activities                                       (26,500.00)                 22,652
                                                                              ------------------------- --------------------------


Net increase (decrease) in cash                                                            (12,089)                  5,858


Cash, beginning of period                                                                    35,990                 30,132
                                                                              ------------------------- --------------------------

Cash, end of period                                                            $             23,901    $            35,990
                                                                              ========================= ===========================

                                See accountants' review report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

1)In the opinion of the Company's management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations and cash flows for the nine month periods ended September 30, 2002 and 2001. Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a nine-month basis may not be indicative of operating results for the full year.

2)The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

         The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those financial statements included in this Quarterly Report and our AnnualReport on Form 10KSB for the year ended December 31, 2001.This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

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

         We, through our subsidiary, provide services for groups who are in-rested in attending New York's Broadway and Off-Broadway productions. We are licensed by the City of New York to resell tickets to Broadway and Off-Broadway theatre performances. Typically, we buy group tickets on behalf of a customer group (usually a minimum of 20 persons) and our fee is paid, with limited exceptions by the theatre. These exceptions include Saturday night tickets, certain holiday periods or if the group falls below 20 persons, in which case the fee is paid by the customer. On occasion, as a special service for group customers, for an additional fee, as few as two or four tickets may be purchased.

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

    Box offices tend not to pay commission or give discounted ticket prices for for holiday and weekend performances. If customers wish to purchase tickets for these periods, we may charge a commission that is, in that case, included in the invoice amount. As such, in those instances, we receive our commission before the date of the performance.

         During the quarter ended September 30, 2002, we did not sustain any losses due to cancellation of performances.The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

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

        We had also been looking into the possibility of establishing an e-mail ticket distribution system to be organized between us,one of the ticket sellers (e.g., Ticketmaster or Telecharge)with the cooperation of specific producers of shows to have discounts and seat availabilities. This plan was in the formative state and development had not begun. We have not initiated any discussions with ticket sellers or producers.

         We had also been exploring the organization of a hit theatre ticket club for individual tickets to be sold on a subscription basis that would allow ticket buyers in the New York area to buy 2 or 4 tickets in advance of the theatre season. This plan has been successful when sold by New York institutional theatres, touring companies and specific markets other than New York.This plan would enable buyers to select three or four shows from different producers rather than one theatre or one subscription house.

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2002 AND 2001
RESULTS OF OPERATIONS

         For the quarter ended September 30, 2002, we had a net loss of $41,544 compared to a net income of $20,826 for the quarter ended September 30, 2001. Our decrease in net income can be attributed to the fact that our commission revenues decreased 60% from $83,370 for the quarter ended September 30, 2002 to 33,104 for the quarter ended September 30, 2002. A significant factor affecting our level of commission revenues is the availability of tickets for the shows in high demand. Customer demand is a factor beyond our control, which varies from quarter to quarter. If our customers are seeking to see shows for which there are few tickets available (i.e. The Producers), we may have difficulty in obtaining such tickets which would cause our commission revenues to decrease. In addition, the age of the highly demanded shows also affects our ability to obtain tickets and, in turn, our commission. Also, the drop-off in theatre attendance generally following September 11, 2001 has also adversely affected our commission revenue.

         Our interest income also decreased by 90% from $1,111 for the quarter ended September 30, 2001 to $111 for the quarter ended September 30, 2002.The interest is earned on our cash reserves.This decrease in interest income can be largely attributed to the decreased interest rates during the quarter ended September 30, 2002 as compared to the interest rates during the same period in 2001.

         In addition to the decrease in our revenues, our general and administrative expenses increased by $11,104 or 17%, from $63,655 for the quarter ended September 30, 2001 to $74,759 for the quarter ended September 30, 2002 .Our general and administrative expenses include, but are not limited to, salaries and wages, employee benefit programs, professional fees, travel and entertainment, telephone, office rent and other office expenses.

        The most significant factor that contributed to our increase in general and administrative expenses was the 65% increase in our wages and salaries expense from $25,882 for the quarter ended September 30, 2001 to $42,878 for the quarter ended September 30, 2002. Our employee benefit program expenses also increased slightly by $176, or 4%, from $4,049 for the quarter ended September 30, 2001 to $4,216 for the quarter ended September 30, 2002.
This increase can be attributed to higher rates charged for medical insurance coverage.

         Although we experienced an overall increase in our operating expenses our office rental expense decreased 26% from $4,770 for the quarter ended September 30, 2001 to $3,524 for the quarter ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We ended the three months ended September 30, 2002 with a cash position of $23,901 as compared to a cash position of $19,365 for the three months ending September 30, 2001.

        Despite the reduction in business in the months following the events of September 11, 2001, we felt the demand for theatre begin to stabilize by the end of the 2001 but at a significantly lower level; although we did not experience the increase in business that was expected in 2002, we feel that our current cash flow is sufficient to satisfy our current requirements through the year ending December 31, 2002.

         However, we may require significant additional financial resources for any future expansion, especially if the expansion is effected through the acquisition of related businesses. It is not possible to quantify what amount may actually be required. Although the demand for our services seems to have stabilized, there is no assurance that this level of business will continue throughout 2003. If needed, we may seek to obtain additional financing through public or private equity offerings. If we are unable to generate the required amount of additional capital, our ability to implement our expansion strategies may be adversely affected. No specific plans exist for financing at this time.

VARIABLES AND TRENDS

         Due to the possible fluctuations in the marketplace and the entertainment industry, our operating results on a three month basis may not be indicative of our operating results for a full year.

         We have been conducting the same type of business activities for approximately 12 years. Key variables in our industry are caused by the lack of popularity or attraction of certain productions. However, prior to September 11, 2001, the demand to see Broadway and Off-Broadway productions had been constant.Successful shows had been enjoying a longer run time (i.e. Cats ran for 18 years and Miss Saigon ran for 9 years as of December 2000) and more people had been going to see theatre.

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

        The trauma of September 11, 2001 affected the economic life of New York City in many aspects. The theatre industry felt an impact as many shows closed prematurely and others played to lower capacity. Some productions postponed their openings until Spring 2002 and Fall 2002, cutting down the number of new productions available for sale. By the end of 2001, the demand for theatre tickets seemed to stabilize but at a significantly lower level. It is unclear whether such demand will continue given the generally unstable economic and political climate.

         As at September 30, 2002, we employed a total of four employees of which two are full time, one is part time and one serves as consultant. We may hire additional employees during the year ending December 31, 2002 as our needs and resources permit.

C.       Forward Looking Statements

        This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate","plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included in the section entitled "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

Item 3. Controls and Procedures

        In order to ensure full and timely disclosure in our periodic reports, as wells as on Form 8-K and proxy materials and information statements we have formed a committee consisting of our president, vice president and chief financial officer and a partner from our legal counsel.

        The committee has been charged with the responsibility of establishing a timeline and responsibility list for drafting quarterly and annual reports and distributing reports to management, directors, legal counsel and auditors. Responsibility will be assigned to specific members for the continual review of the disclosure requirements for the various reports and changes to laws or interpretations that affect our disclosures.

        Since the disclosures affect both financial and non-financial information we have instructed our legal counsel to provide us with a quarterly update, and copies of, amendments to or the adoption of new laws and/or regulations affecting such disclosures. Contact your legal counsel and have him/her provide a copy to the company of any new disclosure rule updates or changes. Additionally, we have asked our auditors to provide us a checklist to be followed in connection with quarterly and annual financial reporting obligations. We also will require all officers and directors to complete officers and directors questionnaires with respect to each periodic report.

        Responsibility will be assigned to specific members of the committee for reviewing SEC filings by our competitors, to the extent available, and reviewing analyst research reports or news articles about the industry to report to the disclosure committee.

        We require our principal executive and financial officers to provide the committee with a report as to our business and operations which are under their direct control.
In assigning responsibility for the different sections of our reports the committee will seek to assign matters to those most qualified. For example, legal matters will be assigned to the chief executive officer and/or legal counsel, and financial related matters to the principal financial officer or controller.

       The committee will review and revise as necessary the description of the risk factors affecting our business; and, will meet periodically to identify material items and trends requiring disclosure. The committee will also undertake to review, evaluate and revise as necessary our disclosure controls and procedures and internal controls are required to be evaluated quarterly (every 90 days).

        The chief executive officer will be responsible for documenting the procedures undertaken and completed with respect to each report.





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

Item 6. Exhibits and Reports on Form 8-K.

(a)      Not Applicable.
(b) No reports on Form 8-K were filed by us for the quarter ended September 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 13, 2002                      CLIXTIX, INC.




                                                By:      /s/ "Phyllis Maxwell"

                                                    Phyllis Maxwell, President



                                                By:      /s/ "Richard Kelley"

                                                Richard Kelley, Vice President
                                                (principal financial officer,
                                                 principal accounting officer)

                                 CERTIFICATIONS

I , Phyllis Maxwell, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Clixtix, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ "Phyllis Maxwell"

Phyllis Maxwell, President


I , Richard Kelley, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Clixtix, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I havedisclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management orother employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
principal accounting officer)