Form 10KSB
period 2002-12-31
CLIXTIX INC
filed 2003-03-31
CIK 1124813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10K-SB

(Mark One)

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2002.
                                       OR
( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transaction Period from ______ to
         ________.

Commission File Number       333-46828


                                  Clixtix, Inc.
                 (Name of Small Business Issuer in its Charter)

      New York                                           13-3526402
  (State or other jurisdiction of             (IRS EmployerIdentification No.)
   Incorporation or organization)

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

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes          X                No_________
                       ------------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated byreference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year:  $227,715

State the aggregate market value of the voting and non-voting common equity heldby non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of aspecified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $560,000 as at March 26, 2003 based on the closing price of the common shares of $0.10 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                  Yes: ________             No: _________
                                                         -

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,228,000 shares of common stock were outstanding as at February 28, 2003.

         Transitional Small Business Disclosure Format (check one):

                  Yes ________              No       X
                                               --------------------------

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

                                      None.

                                TABLE OF CONTENTS

                                     PART I

[NOTE TO DRAFT: CHANGE PAGE NUMBERS ON FINAL]                           PAGE

Item 1.  Description of Business                                         4


Item 2.  Description of Property                                         9


Item 3.  Legal Proceedings                                               9

Item 4.  Submissions of Matters to a Vote of Security Holders            9

                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters       10

Item 6.  Management's Discussion and Analysis or Plan of Operation      10

Item 7.  Financial Statements                                           17


Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                      26


                                    PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a) of the Exchange Act              26


Item 10. Executive Compensation                                         27


Item 11. Security Ownership of Certain Beneficial
        Owners and Management And Related Stockholder Matters           28

Item 12. Certain Relationships and Related Transactions                 28


Item 13. Exhibits and Reports on Form 8K                                29

Item 14. Controls and Procedures                                        30

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

         We are constantly soliciting new clients and servicing existing ones. We have kept many clients throughout our 12 years of operation. However, invariably, attrition of clients occurs due to personnel changes, mergers, bankruptcy or policy changes at our corporate clients.

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

        After 24 years in the group sales industry on Broadway, we believe that Mrs. Maxwell has built a following and has a strong relationship with box office personnel. Our relationship with other industry professionals, such as producers, box office personnel, general managers, company managers and public relations firms, nurtured over the years, facilitates the services we provide.

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

        There are several positive factors developing in the live entertainment business. As cited elsewhere, New York theatre and Times Square are entering a new era due to the transformation of Times Square and its environs into a safe, exciting family oriented tourist destination as well as a mecca for the"bus and tunnel" customers from the population centered in the megalopolis (these areas are within a day roundtrip by bus to New York). New York is the second most sought after tourist destination after Orlando, Florida. In 1999, 36 million tourists journeyed to New York.

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

Our Suppliers

         The ticket prices and information which we provide to our clients is made available to us by the producers of the respective productions.The tickets are offered to our customers at the prices established by the theatres. The information and reduced group ticket prices provided by the producers are essential to our sales of group theatre tickets. The reduced box office prices established by the theatres are constantly changing and are determined by many factors including projected low periods (January), weather, vacations,slow down of long runs and certain days of the week, etc.

 Regulatory Issues

         The City of New York requires us to obtain an annual license and to maintain an insurance policy against fraud.As such, we are bonded and licensed, as per the City of New York regulations. We are also regulated by the New York State Attorney General which regulates ticket resale prices.

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

Employees

         As of February 28, 2003, we employed a total of four employees of which two are full time, one is part time and one serves as a consultant.

B.       Risk Factors Associated with Us and Our Business

         Our business is characterized by a number of significant risks which are set forth below.

Our past revenue growth may not continue in the future which would materially and adversely affect our profit levels.

         Although we experienced revenue growth in recent years, for the years ended December 31, 2001 and 2002 our revenues declined by 15% and 2% respectively, as compared to the years ended December 31, 2000 and 2001. The prediction of our future results is difficult and, therefore, our past revenue growth should not be taken as an indication of any growth that can be expected in the future.

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

         We currently solicit only a small portion of our sales via the internet.Our services are currently listed on 5 web sites and approximately 400 search engines. Any persistent problems, failures or disruptions on those web sites or on Internet access provided by third parties in general could prevent the execution and success of our growth.

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

         As of February 28, 2003, Phyllis Maxwell, our president, owned 4,536,800 shares (approximately 44%) of our issued and outstanding shares of common stock. During 2002 and January of 2003 Mrs. Maxwell sold 1,341,200 shares pursuant to a registration statement we filed on March 27, 2002, on Form SB-2 on behalf of Mrs. Maxwell. She had also gifted her children with an aggregate of 1,250,000 shares. Mrs. Maxwell also gifted 350,000 shares of common stock to each of her three children in 2003. Mrs. Maxwell is able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations transactions.

Our future performance is dependent on our ability to retain key personnel, the loss of which would adversely affect our success and growth.

         Our performance is substantially dependent on the performance of our senior management and sales personnel. In particular,our success depends on the continued efforts of our president, Phyllis Maxwell and our vice president, Mr. Richard Kelley. Mrs.Maxwell has 23 years of experience and a strong relationship with box office personnel and customers. Mr. Kelley has over thirtyyears of experience as a company manager and theatre treasurer and he has an extensive knowledge of theatre. Both Mrs. Maxwell's and Mr. Kelley's knowledge of theatre and reputation are sought by clients. The loss of the services of either Mrs. Maxwell or Mr.Kelley could have a material adverse effect on our business, results of operations and financial condition as commission revenues would most likely dramatically decline. Neither we nor our wholly owned subsidiary have employment agreements in place with our senior management or key employees.

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

         There is a limited trading market for our shares on the NASD Over-the-Counter Bulletin Board. There can be no assurance that such a trading market will be sustained or that upon the implementation of the NASD's "BBX" exchange that we will qualify for a listing thereon or elect to seek a listing thereon. If our shares were not to be listed on the BBX, tehn trading in our shares would be limited to what is customarily known as the "pink sheets" or, which may limit their marketability and liquidity.

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

ITEM 2.  DESCRIPTION OF PROPERTY

            We operate a leased office, located at 1501 Broadway, Suite 1807, New York, New York 10036. We have a ten-year lease due to expire in April 2010. Our annual rent for 2002 was approximately $17,800.

         We own and lease various pieces of office equipment including three computers, a printer, a copier and a telephone system as well as additional pieces of office furniture.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Our common stock commenced trading on the NASD OTC Bulletin Board in October 2002. Since there is only a limited trading market for our stock, stockholders may find it difficult to sell their shares.

         The following table sets forth high and low bid prices for our stock for the calendar quarters indicated as reported by the OTC BB from October , 2002 through December 31, 2002. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.


-------------------------------------------------------------------
        Quarter        Volume         High            Low
-------------------------------------------------------------------
-------------------------------------------------------------------
October 2002 to
December 31, 2002      45,000        $0.11           $0.06
-------------------------------------------------------------------

         As of February 5, 2003, we had 10,228,000 shares issued and outstanding, and had 103 registered holders of our outstanding common stock.

Recent sales of unregistered securities:

         During the fiscal year ended December 31, 2002, we did not sell any securities without registration under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to those financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to, those discussed under "Risk Factors" and elsewherein this Annual Report.

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

         Despite the events that followed September 11, 2001, including the cancellation of all Broadway performances for 3 days and the premature closing of certain productions, during the year ended December 31, 2002 we did not sustain any significant losses due to cancellation of performances. Generally, the closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance. Immediately following September 11, 2001, Broadway productions were cancelled for 3 days and many of our clients cancelled or postponed trips to New York. However, we were successful in minimizing any losses to us by reselling those tickets to other clients. The ticket holders of the shows that were cancelled in the days following September 11, 2001 either received a refund or tickets for a later date.

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

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
RESULTS OF OPERATIONS

         For the year ended December 31, 2002, we had a net loss of $4,118 compared to a net loss of $5,534 for the year ended December 31, 2001, an increased loss of 750%. Although our commission revenues decreased by only 2% from $ 228,009 for the year ended December 31, 2001 to $222,715 for the year ended December 31, 2002, our general and administrative expenses increased by 12% from $ 241,114for the year ended December 31, 2001 to $270,266 for the year ended December 31, 2002. The decrease in commission revenues for the year ended December 31, 2001 was largely attributed to the continuing negative effects of September 11, 2001 and the general state of the economy.

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

         Our general and administrative expenses which decreased by 12% for the year ended December 31, 2002 include but are not limited to officers' compensation, salaries and wages, employee benefit programs, consulting expenses, professional fees, travel and entertainment, rent and other office expenses. The $41,584 increase in our loss for the year ended December 31, 2002 can in part be attributed, in large measure to the $12,407 increase in professional fees from $28,726 in 2001to $41,133 in 2002; and an increase in miscellaneous overhead and administrative expenses of $19,645 in 2002 over 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We ended 2002 with a cash position of $52,406 compared to $19,365 at December 31, 2001.For the year ended December 31, 2002, we had a cash flow from operating activities of $33,041 compared to a cash flow from operating activities of ($35,919), for the year end December 31, 2001. The increase in cash flow for the year ended December 31, 2002 can be attributed to an increase in cash received from customers in 2002 as compared to in 2001. This is due to an increase in sales activities in 2002 following the dramatic reduction in business in the months following the events of September 11, 2001. As such, we feel that our present cash flow is sufficient to satisfy our current requirements through the year ended December 31, 2003.

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

Forward Looking Statements

        This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends",or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included, among other places in this report, in the sections entitled "Management's Discussion and Analysis or Plan of Operation" and "Description of Business." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

ITEM 7.  FINANCIAL STATEMENTS


                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)



                                    INDEX TO

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

                                    CONTENTS




Independent Auditor's Report

Financial Statements:

             Consolidated balance sheets

             Consolidated statements of Income

             Consolidated statements of stockholders' equity

             Consolidated statements of cash flows

             Notes to financial statements

                             Richard M. Prinzi, Jr.
                          Certified Public Accountant


                      INDEPENDENT ACCOUNTANT'S AUDIT REPORT


To the Board of Directors and Stockholders
Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) 1501 Broadway
Suite 1807
New York, NY 10036

I have audited the accompanying consolidated balance sheet of Clixtix, Inc. and Subsidiary (F m Phyllis Maxwell's Group, Inc.) as of December 31, 2002, and the related consolidated statemen o operations, consolidated changes in stockholders' equity and consolidated cash flows for the a December 31, 2002. The financial statements are the responsibility of the Company's manageme . responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standar that I plan and perform the audit to obtain reasonable assurance about whether the financial a are free of material misstatement. Also, an audit includes examining on a test basis, eviden supporting the amounts and disclosures in the financial statements. An audit also includes asssessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects the financial position of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The consolidated balance sheet of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Grroup, Inc.)as of December 31, 2001, is presented herein. The related consolidated statement of operations, stockholders' equity and cash flows for the year then ended are also presented herein forcomparison. The audit report dated February 14, 2002, prepared by the Company's former auditor which an unqualified opinion was expressed is not presented herein.


/s/"Richard Prinzi Jr."
Brooklyn, New York
February 27, 2003

                          Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                               December 31,     December 31,
                                                  2002             2001

ASSETS

Current Assets:
         Cash                                 $ 52,406         $ 19,365
         Commissions receivable                 71,203          103,539
         Other assets                            2,654            2,654

                  Total current assets         126,263          125,558
                                               ------------------------

         Total assets                         $126,263         $125,558

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable & other liabilities $ 99,951         $ 39,708
         Deferred taxes payable                   -              12,420
                                               ------------------------

                  Total liabilities             99,951           52,128

Stockholders' equity
   Common stock, $.001par value; 20,000,000
   shares authorized,10,228,000 shares
   issued and outstanding                       20,973           20,973
Additional paid-in capital                      34,058           34,058
Retained earnings                              (28,719)          18,399
                                               -------------------------

         Total stockholders' equity             26,312           73,430
                                               -------------------------
Total liabilities and stockholders' equity    $126,263         $125,558

         See accountants' audit report and notes to financialstatements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year ended        Year ended
                                           December 31, 2002 December 31,2001

Commission revenue                          $222,715         $228,009

General and administrative expenses          270,266          241,114

Income (loss) from operations               (47,551)         (13,105)

Interest income                                  433            5,219

Income (loss) before income taxes           (47,118)          (7,886)

Income taxes (benefit):
         Current                                -                 728
         Deferred                               -             (3,080)

                                                -             (2,352)

Net income (loss)                         $ (47,118)       $  (5,534)

Earnings per common share -
         basic and diluted                $   (0.00)       $   (0.00)

Weighted average common shares
         outstanding - basic and dilutive 10,228,000       10,940,615



        See accountants' audit report and notes to financial statements.



                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                        Common Stock        Additional Paid    Retained
                                                   Shares       Amount        -In Capital      Earnings     Total

Year ended December 31, 2001:

Balances, December 31, 2000                        10,500,000   $20,100        $23,349         $23,933      $67,382

Issuance of 1,000,000 of $.001 par
value common stock at price of
$.05 per share, net issuance costs
totaling $12,978                                   1,000,000      1,000         36,022           -           37,022

Cancellation of 1,272,000 shares of
common stock, accepted in satisfaction
of stockholder loan receivable                    (1,272,000)     (127)         (25,313)         -         (25,440)

Net loss, year ended December 31, 2001                -            -              -            (5,534)      (5,534)

Balances, December 31, 2001                        10,228,000    20,973         34,058          18,399       73,430
                                                   -------------------------------------------------------------------

Year ended December 31, 2002:

Net income, Year ended December 31, 2002               -           -              -            (47,118)    (47,118)
                                                   -------------------------------------------------------------------
Balances, December 31, 2002                        10,228,000   $20,973        $34,058       $(28,719)      $26,312



        See accountants' audit report and notes to financial statements.



                                                      Clixtix, Inc and Subsidiary
                                               (Formerly Phyllis Maxwell's Groups, Inc.)

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year ended            Year ended
                                                                  December 31, 2002     December 31, 2001

Reconciliation of net loss to net cash
provided by operating activities:

             Net loss                                             $(47,118)             $(5,534)

   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
        Deferred income taxes                                      (12,420)              (3,080)
        Accrued interest                                              -                  (1,440)

        Change in assets (increase) decrease:
           Commission receivable                                   32,336                (6,576)
           Other assets                                               -                   3,012

           Change in liabilities increase (decrease):
   Accounts payable & other liabilities                            60,243               (22,301)
                                                                  ----------------------------------

                          Total adjustments                        80,159               (30,385)

                     Net cash provided by (used in)
                     operating activities                          33,041               (35,919)
                                                                  ----------------------------------

  Financing activities:
       Advances to stockholders                                       -                  (4,000)
       Repayment of stockholder loan payable                          -                  (7,870)
       Proceeds from issuance of common stock                         -                   50,000
       Expenses applicable to issuance of common stock                -                 (12,978)
                                                                  ----------------------------------

                   Net cash (used in) provided by
                   financing activities                               -                   25,152

Net increase (decrease) in cash                                    33,041               (10,767)

Cash, beginning of period                                          19,365                 30,132
                                                                  ----------------------------------
Cash, end of period                                               $52,406                $19,365

Supplemental schedule of non-cash financing activities:
On December 30, 2001, the Company accepted 1,272,000 of the Company's common stock from the Company's President as repayment of a stockholder loan receivable totaling $25,440. These shares were cancelled upon acceptance.

        See accountants' audit report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Nature of Operations, Going Concern Issues and Basis of Consolidation:

Clixtix, Inc. and its wholly owned Subsidiary Maxwell Group Entertainment, Inc. (collectively the "Company") are licensed by the City of New York to resell group tickets to Broadway and off-Broadway performances.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Maxwell Group Entertainment, Inc.
In August 2001, Maxwell Group Entertainment, Inc. was formed. During August 2001, Phyllis Maxwell's Groups, Inc. transferred its net assets to Maxwell Group Entertainment, Inc. for its issued and outstanding common stock forming a wholly owned subsidiary. On the same day of the transfer of assets through a Certificate of Amendment, Phyllis Maxwell's Groups, Inc. changed its name to Clixtix, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements the accumulated deficit at December 31, 2002 amounted to $28,719. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management believes that over the next twelve months, its operations will be sustained by its existing cash and capital financing. The Company's current management and operations have been in existence for several years and have accumulated a great deal of experience in this industry.

The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

Note 2 Summary of Significant Accounting Policies:

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

Note 2   Summary of Significant Accounting Policies:

         Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes". Under this method, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis for assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carry forwards. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Utilization of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Cash & Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments, with a maturity of three months or less.

Basis of Financial Statements

These financial statements are prepared on the accrual basis of accounting in conformity with generally accepted accounting principles.

Note 3 Stockholders' Equity:

Common Stock and Per Share Data

The common stock and per share data for all periods gives effect to a stock split, declared by the Company's Board of Directors on September 22, 2000, of 100,000 to 1 shares which occurred immediately before the date of the Company's initial public offering.

Issuance of Common Stock

On July 1, 2000, the Company issued 400,000 shares of its common stock to its legal counsel and 100,000 shares of its common stock to a consultant based on fair value of the common shares issued totaling $20,000 ($.04 per share).

Initial Public Offering

In September 2000, the Company filed an initial public offering registration with the Securities and Note 3 Stockholders' Equity (Continued):

Exchange Commission for purpose of issuing an additional 1,000,000 shares of common stock at an issuance price of $.05 per share. This filing was approved by the Securities and Exchange Commission during February 2001. Total costs incurred during the year ended December 31, 2000 by the Company for the offering, including the issuance of common stock to the Company's legal counsel were $45,000. The offering was completed during May 2001. Net proceeds from this offering were $37,022, net of issuance costs of $12,978.

Following the issuance of the initial public offering of common shares, the Company's current President owned 87% of the outstanding common stock of the Company.

Cancellation of Common Stock

On December 30, 2001, the Company accepted 1,272,000 of the Company's common stock from the Company's President as repayment of an outstanding stockholder loan receivable totaling $25,440. These common shares were cancelled upon acceptance by the Company.

Note 4 Operating Leases:

At December 31, 2001, the Company is obligated under operating leases for office space and office equipment, with minimum lease payments through April 2010 as follows:

                  Year ending
                  December 31,                       Amount

                  2002                               $16,354
                  2003                                16,354
                  2004                                16,354
                  2005                                16,354
                  2006                                16,354
                     Thereafter                       64,201
                                                      $145,971

Rent expense for the years ended December 31, 2002 and 2001 applicable to these operating leases was $17,601and $20,080, respectively.

Note 5   Concentration Risk:

Financial instruments, which potentially expose the Company to concentrations of credit risks,consist primarily of cash and commissions receivable. Commissions receivables are due from production companies, which operate in theaters throughout New York City. The Company minimizes its risks by monitoring its customer balances.

The Company at times during the year maintains its cash in accounts, which exceed Federally insured limits for such accounts. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

The Company's revenue stream is directly dependent upon in the influx of tourism into New York City. The World Trade Center tragedy on September 11, 2001 has had a severe impact on economic growth in New York City, especially with respect to tourism. The possibility of fewer potential customers for future performance may negatively impact the Company's future results.

Note 6   Deferred Income Taxes:

The Company has a carry-forward loss for income tax purposes of $28,719 that may be offset against future taxable income. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets. The deferred tax assets, liabilities and valuation allowances as of December 31, 2002 and 2001 consist of the following:

                                                 December 31,     December 31,
                                                         2002            2001

Deferred tax assets arising form net operating losses  $7,180              -
Less: Valuation allowance                              (7,180)             -
Net Deferred tax liabilities, net                      $    -      $(12,420)
Net Deferred Tax Assets, net                           $    -             $ -

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

Mr Allen Vershel resigned as a director on April 29, 2002.

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

         (2)convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

-------------------------------------------------------------------------------
                        Summary Compensation Table
-------------------------------------------------------------------------------
------------------------------------------------- --------- -------------------
                                                   All Annual
Name and Principal Year        Salary    Bonus   Compensation
  Position         ----        ------    -----   ------------
                                                    (**)
---------------------- ------- ---------------------------- -------------------
--------------------- -------- ---------------------------- -------------------
Phyllis Maxwell    2002    $48,000(1)  $ 0         $ 0
President          2001    $48,000(1)  $ 0         $ 0
                   2000    $48,000(1)  $50,000     $ 0
------------------------------------------------- --------- -------------------
---------------------- ------- ---------------------------- -------------------
Richard Kelley     2002    $52,000(2)  $ 0         $ 0
Vice President     2001    $55,000(2)  $ 0         $ 0
                   2000    $55,000(2)  $ 0         $ 0
--------------------- -------- ---------------------------- -------------------

(1) Mrs. Maxwell receives health insurance and related fringe benefits, which amounted in total to approximately $2,988 in 2002, $2,388 in 2001, and $2,388 in 2000. As a requirement of business, Mrs. Maxwell attends every show on Broadway and much of Off-Broadway. (A portion of her expenses, such as meals, transportation and entertainment of customers, are paid for by us.)

(2) Mr. Kelley receives health insurance and other fringe benefits which amounted in total to approximately $10,508 in 2002, $3,730 for 2001,and $3,393 for 2000. In addition, in 2001, Mr. Kelley received $2,500 to cover his moving expenses in 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following lists as of February 28, 2003 the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors, executive officers and significant employees.

Name and address** of            Amount and Nature            Percent of
Beneficial Owner                 of Beneficial Ownership       Class
-------------------------        -----------------------      ------
Phyllis Maxwell                           4,536,800              44%

Richard Kelley                               20,000                *

All directors, executive officers         4,556,000              44%
And significant employees as a
Group (2persons)

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

(a)      Exhibits:

EXHIBIT                    DESCRIPTION OF EXHIBIT AND FILING REFERENCE
NUMBER

Exhibit 2.0 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.0 to the Annual Report on Form 10KSB for the year ended December 31, 2001)

Exhibit 3.1(a) Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Company's Registration Statement on Form SB-2, File Number 333-46828 (the "Registration Statement"))

Exhibit 3.1(b) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(b) of the Company's Registration Statement)

Exhibit 3.1(c) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(c) of the Company's Registration Statement)

Exhibit 3.2                Bylaws (incorporated by reference to Exhibit 3.2 of
                            the Company's Registration Statement)


Exhibit 21.0 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.0 to the Annual Report on Form 10KSB for the year ended December 31, 2001)


     (b) Reports on Form 8K: No reports were filed on Form 8K during the last quarter of the fiscal year ended December 31, 2001.

ITEM 14.CONTROLS AND PROCEDURES.

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

Dated: March 24, 2003                           Clixtix, Inc.
                                                By: /s/ Phyllis Maxwell
                                                Phyllis Maxwell, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                   TITLE                              DATE


By: /s/ Phyllis Maxwel       President and Director

                            (principal executive officer)       March 24, 2003
Phyllis Maxwell


By: /s/ Richard Kelly        Vice President and Director
                            (principal financial officer,       March 24, 2003
Richard Kelley                          principal accounting officer)



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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internalcontrols; and b) any fraud, whether or not material, that involves management orother employees who have a significant role in the registrant's internalcontrols; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

b) evaluated the effectivenessof
the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internalcontrols; and b) any fraud, whether or not material, that involves management orother employees who have a significant role in the registrant's internalcontrols; and

6. The registrant's other certifying officers and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. /s/ "Richard Kelley" Richard Kelley, Vice President (principal financial officer, principal accounting officer)