Form 10QSB
period 2003-03-31
CLIXTIX INC
filed 2003-06-11
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                         period ended March 31, 2003

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

10,228,000 shares of common stock outstanding as of  March 31, 2003



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

Item 2.      Management's Discussion and Analysis or Plan of Operation........9
Item 3.      Controls and Procedures.........................................12

PART II  OTHER INFORMATION...................................................14

Item 1.      Legal Proceedings...............................................14
Item 2.      Changes in Securities...........................................14
Item 3.      Defaults Upon Senior Securities.................................14
Item 4.      Submission of Matters to a Vote of Security Holders.............14
Item 5.      Other Information...............................................14
Item 6.      Exhibits and Reports on Form 8-K................................14
             SIGNATURE PAGE..................................................15
             CERTIFICATIONS..................................................15

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements



                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
Clixtix, Inc. and Subsidiary
(Formerly Phyllis Maxwell's Group, Inc.)
1501 Broadway
Suite 1807
New York, NY 10036

I have reviewed the accompanying balance sheets of Clixtix, Inc. and Subsidiary (FormerlyPhyllis Maxwell's Group, Inc.)as of March 31, 2003 and the related statements of operations, statements of stockholders'equity and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Clixtix, Inc. and Subsidiary (Formerly, Phyllis Maxwell's Group, Inc.) as of December 31, 2002, presented herein , and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, not presented herein; and in my report dated February 27, 2003, I expressed an unqualified opinion on those consolidated financial statements.


/s/ "Richard M. Prinzi, Jr."
Brooklyn, NY
May 23, 2003

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,      December 31,
                                                     2002             2002
                                                --------------    -------------
                                                 (Unaudited)
ASSETS

Current Assets:
        Cash                                    $    5,588        $   52,406
        Commissions receivable                      86,468            71,203
        Other assets                                 2,654             2,654
                                                ---------------   -------------

   Total current assets                             94,710           126,263

                                                --------------    -------------
Total assets                                    $   94,710        $  126,263
                                                ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                        $   85,817        $   99,951
                                                --------------    -------------

Total liabilities                                   85,817            99,951
                                                --------------    -------------
Commitments
Stockholders' equity
Common stock, $.001par value; 20,000,000
shares authorized, 10,228,000 shares issued
and outstanding                                     20,973            20,973

Additional paid-in capital                          34,058            34,058

Retained earnings                                   (46,138)         (28,719)
                                                -------------     -------------


Total stockholders' equity                           8,893           26,312
                                                -------------     ------------
Total liabilities and stockholders'
     equity                                     $   94,710       $  126,263
                                                =============     =============

 See accountants' review report and notes to financial statements.


                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months Ended    Three Months Ended
                                      Marach 31, 2003       March 31, 2002
                                      ---------------       -----------------
                                         (Unaudited)             (Unaudited)

Commission revenue                       $  33,595         $  76,328

General and administrative expenses         51,053            57,407
                                      --------------         -----------
Income (loss) from operations              (17,458)            18,921


Interest income                                 39                195
                                      ---------------       ------------

Income (loss) before income taxes          (17,419)             19,116
                                      ---------------       ------------

Income taxes (benefit):
        Current                              -                   6,200
        Deferred                             -                  10,800
                                      ---------------      -------------
                                             -                  17,000
                                      ------------         -------------

Net income (loss)                     $   (17,419)          $    2,116
                                      ===============     ===============

Earnings per common share
basic and diluted                     $    (0.0017)         $   0.0002
                                      ===============     ===============
Weighted average common shares
 outstanding - basic and dilutive        10,228,000           10,228,000
                                      ================     ==============

       See accountants' review report and notes to financial statements.

                                                       Clixtix, Inc and Subsidiary
                                                (Formerly Phyllis Maxwell's Groups, Inc.)
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock               Additional Paid          Retained
                                     ------------------------------
                                        Shares          Amount            -In Capital            Earnings        Total
                                        ------          ------
                                                                    ---------------------------------------------------------

Three months ended March 31, 2003
 (Unaudited):

Balances, December 31, 2001           10,228,000     $  20,973         $   34,058              $   (28,719)         $  26,312


Net income, March 31, 2003                -                 -                 -                     (17,419)           (17,419)
                                     ----------------- ----------------- ----------------- -------------------- -----------------

Balances, March 31, 2003              10,228,000      $  20,973        $   34,058              $   (46,138)          $  8,893
                                     ================= ================= ================= ==================== =================

Three months ended March 31, 2002
 (Unaudited):

Balances, December 31, 2002           10,228,000     $  20,973         $    34,058             $   18,399         $  73,430

Net income, March 31, 2002                -                 -                 -                     2,116             2,116
                                     ----------------- ----------------- ----------------- -------------------- -----------------
Balances, March 31, 2002              10,228,000    $   20,973         $    34,058             $   20,515          $ 75,546
                                      ================= ================= ================= ==================== =================

       See accountants' review report and notes to financial statements.


                                                   Clixtix, Inc and Subsidiary
                                            (Formerly Phyllis Maxwell's Groups, Inc.)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three months ended          Three months ended
                                                                                 March 31, 2003               March 31, 2002
                                                                              ------------------------- --------------------------
                                                                                    (Unaudited)                (Unaudited)
Cash flows provided by (used in):
         Operating activities:
                Cash received from customers                                   $             18,330    $            65,325

                Cash paid to suppliers and employees                                         (65,187)              (57,407)

                Interest received                                                                39                     195

                Income tax paid                                                                  -                  (4,200)
                                                                              ------------------------- --------------------------

                             Net cash provided by (used in)

                             operating activities                                           (46,818)                  3,913
                                                                              ------------------------- --------------------------



Net increase (decrease) in cash                                                             (46,818)                  3,913


Cash, beginning of period                                                                    52,406                  19,365
                                                                              ------------------------- --------------------------

Cash, end of period                                                            $              5,588    $             23,278
                                                                              ========================= ==========================

                                See accountants' review report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

                      THREE MONTHS ENDED MARCH 31, 2003

1)In the opinion of the Company's management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows for the three month periods ended March, 2003 and 2002.
  Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a three month basis may not be indicative of operating results for the full year.

2)The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

       The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those financial statements included in this Quarterly Report and our AnnualReport on Form 10KSB for the year ended December 31, 2002.This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

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

       During the quarter ended March 31, 2003, we did not sustain any losses due to cancellation of performances.The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

      We have been inoperation since April 1988. Prior to 1989, Mrs. Maxwell operated the same business as a sole propreitorshiop.

FOR THE QUARTER ENDED MARCH 31, 2003 AND 2002
RESULTS OF OPERATIONS

       For the quarter ended March 31, 2003, we had a net loss of $17,419 compared to a net income of $2,116 for the quarter ended March 31, 2002. Our decrease in net income can be attributed to the fact that our commission revenues decreased 53% from $76,328 for the quarter ended March 31, 2002 to $35,595 for the quarter ended March 31, 2003. A significant factor affecting our level of commission revenues is the availability of tickets for the shows in high demand. Customer demand is a factor beyond our control, which varies from quarter to quarter.

       The decrease in our commission income was partially offset by an 11% decrease in our general and administrative expenses increased by from $57,407 for the quarter ended March 31, 2002 to $51,053 for the quarter ended March 31, 2003.Our general and administrative expenses include, but are not limited to,salaries and wages, employee benefit programs, professional fees, travel and entertainment, telephone, office rent and other office expenses.

       The most significant factor that contributed to our decrease in general and administrative expenses was the 36% decrease in our wages and salaries expense from $30,877 for the quarter ended March 31, 2002 to $19,967 for the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

       We ended the three months ended March 31, 2003 with a cash position of $6,586 as compared to a cash position of $23,278 for the three months ending March 31, 2002.

       Although we feel that our current cash flow is sufficient to satisfy our current requirementsthrough the year ending December 31, 2003, we may require significant additional financial resources for any future expansion, especially if the expansion is effected through the acquisition of related businesses. It is not possible to quantify what amount may actually be required. Although the demand for our services seems to have stabilized, there is no assurance that this level of business will continue throughout 2003. If needed, we may seek to obtain additional financing through public or private equity offerings. If we are unable to generate the required amount of additional capital, our ability to implement our expansion strategies may be adversely affected. No specific plans exist for financing at this time.


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

         As at March 31, 2003, we employed a total of four employees of which two are full time, one is part time and one serves as consultant. We may hire additional employees during the year ending December 31, 2003 as our needs and resources permit.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)      Not Applicable.
(b)      No reports on Form 8-K were filed by us for the quarter ended
         March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    June 10, 2003                            CLIXTIX, INC.




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

Dated: June 10, 2003     /s/ "Phyllis Maxwell"

                        Phyllis Maxwell, President


I , Richard Kelley, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Clixtix, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,
including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
period in which this quarterly report is being prepared; b)
evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and c) presented in this quarterly report our
conclusions about the effectiveness of the disclosure
controls and procedures based on our evaluation as of the
Evaluation Date;
5. The registrant's other certifying officers and I havedisclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management orother employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated June 10, 2003     /s/ "Richard Kelley"
                        Richard Kelley, Vice President
                        (principal financial officer,
                        principal accounting officer)