Form 10QSB
period 2003-06-30
CLIXTIX INC
filed 2003-08-20
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X|        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended June 30, 2003

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

Transitional Small Business Disclosure Format (Check One):Yes[_] No[X]

                                  CLIXTIX, INC

                                   FORM 10-QSB


                                      INDEX


PART I - FINANCIAL INFORMATION...............................................3

   Item 1. Financial Statements..............................................3

      INDEPENDENT ACCOUNTANT'S REVIEW REPORT.................................3
      CONSOLIDATED BALANCE SHEETS............................................4
      CONSOLIDATED STATEMENTS OF OPERATIONS..................................5
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY........................6
      CONSOLIDATED STATEMENTS OF CASH FLOWS..................................7
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................8

   Item 2. Management's Discussion and Analysis or Plan of Operation.........9

   Item 3. Controls and Procedures..........................................15

PART II - OTHER INFORMATION.................................................16

   Item 1. Legal Proceedings................................................16
   Item 2. Changes in Securities and Use of Proceeds........................16
   Item 3. Defaults Upon Senior Securities..................................16
   Item 4. Submission of Matters to a Vote of Security Holders..............16
   Item 5. Other Information................................................16
   Item 6. Exhibits and Reports on Form 8-K.................................16

      SIGNATURE PAGE........................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
Clixtix, Inc. and Subsidiary
Formerly Phyllis Maxwell's Group, Inc.)
1501 Broadway
Suite 1807
New York, NY 10036


I have reviewed the accompanying consolidated balance sheet of Clixtix,Inc.and Subsidiary(Phyllis Maxwell's Group, Inc.) as of June 30,2003 and the related consolidated statements of operations for the three and six month periods ended June 30,2003 and 2002,and the consolidated statements of stockholders' equity and cash flows for the six month period ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

I have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) as of December 31, 2002, presented herein, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in my report dated February 27, 2003 which an unqualified opinion was expressed on those consolidated financial statements.

/s/ "Richard M. Prinzi, Jr."
Brooklyn, NY
July 25, 2003



                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,          December 31,
                                                                                2003                2002
                                                                          ------------------ --------------------
                                                                             (Unaudited)

ASSETS

Current Assets:
          Cash                                                             $  27,879          $    52,406
          Commissions receivable                                              32,931               71,203
          Other assets                                                         2,654                2,654
                                                                          ------------------ --------------------
                   Total current assets                                       63,464              126,263

                                                                          ------------------ --------------------
                   Total assets                                            $  63,464          $   126,263
                                                                          ================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
          Accounts payable                                                 $  52,317          $    99,951
                                                                          ------------------ --------------------

                   Total liabilities                                          52,317               99,951
                                                                          ------------------ --------------------

Commitments
Stockholders' equity
          Common stock, $.001par value; 20,000,000
          shares authorized, 10,228,000 shares issued
          and outstanding at June 30, 2003                                 $  20,973          $    20,973
Additional paid-in capital                                                    34,058               34,058
Retained earnings                                                            (43,884)             (28,719)
                                                                          ------------------ --------------------

                   Total stockholders' equity                                 11,147               26,312
                                                                          ------------------ --------------------
                   Total liabilities and stockholders' equity              $  63,464          $   126,263
                                                                          ================== ====================

See accountant's review report and notes to consolidated financial statements.



                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  Three months       Three months
                                                          Six months ended   Six months ended    ended June 30,     ended June 30,
                                                            June 30, 2003      June 30, 2002          2003               2002
                                                          ------------------ ------------------ ------------------ ----------------
                                                             (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)


Commission revenue                                         $   80,763         $  164,712         $   47,168         $   88,384

General and administrative expenses                                  96,004            144,465             44,951       87,060
                                                          ------------------ ------------------ ------------------ ----------------

Income (loss) from operations                                      (15,241)             20,247              2,217        1,324

Interest income                                                          76                266                 37           71
                                                          ------------------ ------------------ ------------------ ----------------

Income (loss) before income taxes                                  (15,165)             20,513              2,254        1,395
                                                          ------------------ ------------------ ------------------ ----------------

Income taxes (benefit):
        Current                                                           -              6,200                  -            -
        Deferred                                                          -             10,800                  -            -
                                                          ------------------ ------------------ ------------------ ----------------

                                                                          -             17,000                  -            -
                                                          ------------------ ------------------ ------------------ ----------------

Net income (loss)                                                $ (15,165)            $ 3,513            $ 2,254      $ 1,395
                                                          ================== ================== ================== ================

Earnings per common share -
        basic and diluted                                     (0.0015)            0.0003             0.0002             0.0001

Weighted average common shares
        outstanding - basic and dilutive                   10,228,000         10,228,000         10,228,000         10,228,000
                                                          ================== ================== ================== ================


 See accountant's review report and notes to consolidated financial statements.




                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock            Additional Paid      Retained
                                                  ------------------------------
                                                       Shares         Amount        -In Capital        Earnings         Total
                                                                                 ------------------ --------------- ---------------

Six months ended June 30, 2003 (unaudited):
Balances, December 31, 2002                             10,228,000      $20,973            $34,058       $(28,719)       $26,312
Net income, six months                                           -            -                  -        (15,165)      (15,165)
                                                  ----------------- ------------ ------------------ --------------- ---------------
Balances, June 30, 2003                                 10,228,000       20,973             34,058        (43,884)        11,147
                                                  ================= ============ ================== =============== ===============


Six months ended June 30, 2002 (unaudited):
Balances, December 31, 2001                             10,228,000      $20,973            $34,058       $ 18,399        $73,430
Net income, six months                                                                                      3,513          3,513
                                                  ----------------- ------------ ------------------ --------------- ---------------
Balances, June 30, 2002                                $10,228,000      $20,973            $ 34,058      $ 21,912        $76,943
                                                  ================= ============ ================== =============== ===============


 See accountant's review report and notes to consolidated financial statements.



                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)



                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six months ended         Six months ended
                                                                            June 30, 2003             June 30, 2002
                                                                        ---------------------- --------------------
                                                                             (Unaudited)                (Unaudited)

Cash flows provided by (used in):
        Operating activities:
           Cash received from customers                                              $ 27,214             $ 117,162
           Cash paid to suppliers and employees                                      (51,817)              (58,244)
           Interest received                                                               76                    71
           Income tax paid
                                                                        ---------------------- --------------------

                Net cash provided by (used in)
                operating activities                                                 (24,527)                58,989
                                                                        ---------------------- --------------------

Net increase (decrease) in cash                                                      (24,527)                58,989

Cash, beginning of period                                                              52,406                19,365
                                                                        ---------------------- --------------------

Cash, end of period                                                                  $ 27,879              $ 78,354
                                                                        ====================== ====================

See accountants' review report and notes to consolidated financial statements.


                           Clixtix, Inc and Subsidiary
                    Formerly Phyllis Maxwell's Groups, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

                        THREE MONTHS ENDED JUNE 30, 2003

1)In the opinion of the Company's management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30,2003 and the results of operations and cash flows for the six month periods ended June 30, 2003 and 2002. Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a six-month basis may not be indicative of operating results for the full year.

2)The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

     The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those financial statements included in this Quarterly Report and our Annual Report on Form 10KSB for the year ended December 31, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.


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

We, through our subsidiary, provide services for groups who are interested in attending New York's Broadway and Off-Broadway productions. We are licensed by the City of New York to resell tickets to Broadway and Off-Broadway theatre performances. Typically, we buy group tickets on behalf of a customer group (usually a minimum of 20 persons) and our fee is paid, with limited exceptions by the theatre. These exceptions include Saturday night tickets,certain holiday periods or if the group falls below 20 persons in which case the fee is paid by the customer. On occasion, as a special service for group customers, for an additional fee, as few as two or four tickets may be purchased.

Revenue is not recognized by us until the date an invoice is generated. Generally, our sales and billing processes are as follows:

A customer will contact us regarding the availability of theatre tickets. We will then contact the box office by phone regarding the customer's inquiry. If the ticket availability is satisfactory to the customer, we will send a written confirmation to the theatre detailing the show date and number of tickets needed. Once we receive the signed confirmation back from the theatre, we send the customer an invoice that details the price of the tickets. The price is fixed and determinable.Upon our receipt from the customer of the non-refundable amount due per the invoice, we will immediately remit the funds to the respective show's box office.At that time, we have completed our work necessary to earn our fee from the theatre. After the funds are received by the box office, it sends the tickets to the customer. Our fee is delivered to us by the theatres after the date of the show's performance. Our fee is 9.45% of the ticket price. Box offices tend not to pay commission or give discounted ticket prices for holiday and weekend performances. If customers wish to purchase tickets for these periods, we may charge a commission that is, in that case, included in the invoice amount. As such, in those instances, we receive our commission before the date of the performance.

During the quarter ended June 30, 2003, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

We have been in operation since April 1988. Prior to 1989,Mrs. Maxwell operated the same business as a sole proprietorship. During 2001,we conducted an initial public offering in which we offered and sold 1,000,000 shares of our common stock at a price of $0.05 per share for total consideration of $50,000. Our proceeds from the sale of the shares were $50,000. Such proceeds were to be utilized to substantially expand our website, implement new marketing programs, and for the general expansion of our business through the greater use of the internet as described below.

Based on the events of September 11, 2001 and the continued negative economic condition in New York City and specifically, on the theater industry, we will continue to focus our efforts on our core business practice.

We are currently on five web sites(two of our own and three others where we are listed as a source for group Broadway ticket sales) and numerous search engines in the category of Broadway shows/Theatre Group Sales Agency Entertainment. It is our intention to continue to be listed on every possible search engine.

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
RESULTS OF OPERATIONS

For the quarter ended June 30,2003, we had a net income of $2,254 compared to a net income of $1,395 for the quarter end June 30,2002. For the six months ended June 30, 2003, we had a net loss of ($15,185) compared to a net income of $20,513 for the six months ended June 30, 2002. Our decrease in net income and resulting losses can be attributed to the fact that our commission revenues decreased 47% from $88,384 for the quarter ended June 30, 2002 to $47,168 for the quarter ended June 30, 2003. Our commission revenues decreased by 51% from $164,712 for the six months ended June 30, 3002 to $80,763 for the six months ended June 30, 2003. During the quarter and six months ended June 30, 2003.

A significant factor can be partly attributed to current and continued economic recession experienced in the New York City tourism and travel industry. Although there were immediate affects surrounding the events September 11th, the affects on commissions did not fully impact our commissions as a result of early customer books prior to September 11th. The continued travel alerts for New York City has limited and lowered the ongoing bookings of groups and customers through Spring of 2003. Customers frequently reserve tickets six to nine months in advance without the right to cancel, but our commissions are not received until after a specific performance date occurs.
In addition, our decrease of commissions was due in part to the lack of new successful high demand shows with significant merit and impact during the Spring 2003 theatrical season. Customer demand is a factor beyond our control, which varies from quarter to quarter dependent upon availability of new shows. A majority of our customers are repeat customers seeking only new shows. A majority of the current long-running shows opened during prior periods from which our customers have already purchased tickets reducing current demand affecting earned commissions.

Another significant factor affecting our level of commission revenues is the availability of tickets for the shows in high demand. Customer demand is a factor beyond our control, which varies from quarter to quarter. If our customers are seeking to see shows for which there are few tickets available (i.e. The Producers, Hairspray), we may have difficulty in obtaining such tickets which would cause our commission revenues to decrease. In addition, the age of the highly demanded shows also affects our ability to obtain tickets and, in turn, our commission revenues. The longer a popular production has been running, the less difficulty we face in obtaining and selling tickets.

Despite our decrease in commission revenues, our general and administrative expenses also decreased 48% from $87,060 for the quarter ended June 30, 2002 to $44,951 for the quarter ended June 30, 2003. Our general and administrative expenses decreased 34% from $144,465 for the six months ended June 30, 2002 to $96,004 for the six months ended June 30, 2003. The decrease in commission revenues affected the general administrative expenses can be partly attributed to the volume of sales of tickets and deposits held by customers and expense of tickets purchased for customers paid to theatres.

Our general and administrative expenses include, but are not limited to, salaries, employee benefit programs, professional fees, travel and entertainment, telephone, office rent and offices expenses.

Our decrease in general and administrative expenses for the quarter and six months ended June 30, 2003 can be largely attributed to our decrease in professional fees. Our professional fees decreased 66% from $22,284 for six months ended June 30, 2002 to $7,540 for six months ended June 30, 2003. The decrease in our professional expenses comprised of our legal and accounting feeswas the from a non-reoccurring expense incurred during the period ended June 30, 2002 when we filed a registration statement on Form SB-2. A reduction of 90% in miscellaneous expenses occurred related to reduction of commissions from $33,492 for six months ended June 30, 2002 to $3,450 for six months ended June 30, 2003.

Our offices expenses for the quarter and six months ended June 30, 2003 also increased 23% from $5,727 for six months ended June 30, 2002 to $7,060 for six months ended June 30, 2003. Our salaries and payroll expenses for the quarter and six months ended June 30, 2003 decreased 8% from $55,152 for six months ended June 30, 2002 to $51,024 for six months ended June 30, 2003. Our rent expenses for the quarter and six months ended June 30, 2003 increased 7% from $9,425 for six months ended June 30, 2002 to $10,046 for six months ended June 30, 2003. Our postage expenses for the quarter and six months ended June 30, 2003 also increased 113% from $948 for six months ended June 30, 2002 to $2,020 for six months ended June 30, 2003. Our travel and entertainment expenses for the quarter and six months ended June 30,2003 decreased 26% from $8,075 for six months ended June 30, 2002 to $5,972 for six months ended June 30, 2003.

Our income tax expense for the quarter and six months ended June 30, 2003 of $0 as compared to income taxes of $17,000 for the six months ended June 30, 2002. The descrease of incomes taxes is result of the current operating losses. Our income taxes are calculated based on the prescribed statutory rates based on our income before taxes for the specific period.


LIQUIDITY AND CAPITAL RESOURCES

We ended the six month period ended June 30, 2003 with a cash position of $27,879 for the six months ending June 30, 2003 as compared to a cash position of $78,354 for the six months ending June 30, 2002. The fact that our cash position declined it can be attributed to the fact that during the six months ended June 30, 2003 the amount of cash received from customers decreased by $89,948, or 77%, from $117,162 for the six months ended June 30,2002 to $27,214 for the six month period ended June 30, 2003. However, despite the increase in cash received from customers, our cash position as at June 30,2002 decreased as compared to the six months ended June 30, 2001. A portion of this $50,475 decrease in our cash position was offset by a $6,427, or 11%, decrease in cash paid to suppliers and employees in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Our decreased cash position is also directly related to a minor 7% increase in our in interest received for six months ended June 30, 2003 as compared to six months ended June 30, 2002. Despite the reduction in business in the months following the events of September 11, 2001, and subsequent reductions in customer bookings, the stabilization of the theatrical industry in 2002 and advance bookings will be sufficient to satisfy our current requirements through the year ending December 31, 2003.

However, we may require significant additional financial resources for any future expansion, especially if the expansion is effected through the acquisition of related businesses. It is not possible to quantify what amount may actually be required. Although the demand for our services seems to have stabilized, there is no assurance that this level of business will continue or significantly increase throughout 2003. If needed, we may seek to obtain additional financing through public or private equity offerings. If we are unable to generate the required amount of additional capital, our ability to implement our expansion strategies may be adversely affected. No specific plans exist for financing at this time.

VARIABLES AND TRENDS

Due to the possible fluctuations in the marketplace and the entertainment industry, our operating results on a six month basis may not be indicative of our operating results for a full year.

We have been conducting the same type of business activities for approximately 12 years. Key variables in our industry are caused by the lack of popularity or attraction of certain productions. However, prior to September 11, 2001, the demand to see Broadway and Off-Broadway productions had been constant. Successful shows had been enjoying a longer run time (i.e. Cats ran for 18 years and Miss Saigon ran for 9 years, Les Miserables ran for 16 years) and more people had been going to see theatre.

In addition, there is a current trend of large, well financed companies such as Disney, Clear Channel,Fox Theatricals and Endemol/Dodger Theatricals furnishing productions backed by substantial promotion dollars. In fact, Disney is currently presenting three productions on Broadway and Clear Channel has produced two productions with more scheduled in the coming season.

Our revenue stream is affected by the influx of tourism into New York City and is directly dependent upon attendance levels at Broadway shows. The terrorist attacks on the World Trade Center on September 11, 2001 and continued threats and travel alerts had a severe impact on the economic situation in New York City, especially with respect to tourism and theatre. There have been several advertising campaigns undertaken as well as promotions at many of the city's hotels and restaurants in an effort to encourage tourism to New York City,which had a positive affect on single ticket sales,but larger group ticket sales are still in recovery.Although tourism and theatre attendance have returned to near normal levels, there is no assurance that such levels of tourism and theatre attendance will continue. Continued lower levels of tourism and theatre attendance may have adverse effects on our business.

The "rebirth" of the Time Square area of New York City continues to support tourism within the Broadway theatre district and the business in theatre. Assuming that the level of tourism and theatre attendance continue to increase, all of these influences, changes and product development taking place including the changes in Times Square, the participation of the business giants and the promotion of all of live entertainment and the new theatres and restoration of several elegant historic showplaces can only affect us positively. Lion King (Disney)continues to play to standing room capacity for 5 years as of November. Les Miserables closed after 16 years. The longevity of several of the other shows (i.e. Rent, Phantom of the Opera and Chicago and newer theatrical hits of Hairspray and Producers and others) have the potential to make for a solid future for Broadway and Off-Broadway.

The trauma of September 11, 2001 affected the economic life of New York City in many aspects still in recovery. The theatre industry felt an impact as many shows closed prematurely and others played to lower capacity. Some productions postponed or cancelled their openings until Spring 2002 and Fall 2002, cutting down the number of new productions available for sale. This reduced number of new shows continued into Spring 2003 as additional terrorist threats limited both national and international limited tourism to New York City.The theatrical industry and its recovery in New York continues and remains stable. However, it is unclear whether a full recovery and demand will continue given the generally unstable economic and political climate. As at June 30, 2003, we employed a total of four employees of which two are full time, one is part time and one serves as consultant. We may hire additional employees during the year ending December 31, 2003 as our needs and resources permit.

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

       Responsibility will be assigned to specific members of the committee for reviewing SEC filings by our competitors, to the extent available,and reviewing analyst research reports or news articles about the industry to report to the disclosure committee.

       We require our principal executive and financial officers to provide the committee with a report as to our business and operations which are under their direct control.

        In assigning responsibility for the different sections of our reports the committee will seek to assign matters to those most qualified.For example, legal matters will be assigned to the chief executive officer and/or legal counsel, and financial related matters to the principal financial officer or controller.

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

         Not Applicable.

Item 3. Defaults Upon Senior Securities.

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5. Other Information.

         On March 27, 2002, we filed a registration statement on Form SB-2 on behalf of Phyllis Maxwell, our President, pursuant to which she is offered to sell up to 1,341,200 shares of our common stock which she owned on a no minimum basis. Such registration statement became effective on April 9, 2002. Mrs. Maxwell sold all of the shares. We received no proceeds from the sale of these shares.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

             EXHIBIT
             NUMBER
                             DESCRIPTION
          ----------------------------------------------------------

               31.1 Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

               32.1 Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*        Filed herewith.

(b)      No reports on Form 8-K were filed by us for the quarter ended
         June 30, 2003.

                                 SIGNATURE PAGE

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    August 10, 2003

CLIXTIX, INC.


By:      /s/ "Phyllis Maxwell"
Phyllis Maxwell, President


By:      /s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
principal accounting officer)

                                  EXHIBIT INDEX


             EXHIBIT
             NUMBER
                             DESCRIPTION
          --------------- ------------------------------------------------



         31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule
                         13a-14(a) and Rule 15d-14(a), promulgated under the
                        Securities Exchange Act of 1934, as amended*

         32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The
                        Sarbanes-Oxley Act of 2002.*

Exhibit 31.1

                                 CERTIFICATIONS

I , Phyllis Maxwell, certify that:
1.  I have reviewed this quarterly report on Form 10-QSB of Clixtix, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 19, 2003

/s/ "Phyllis Maxwell"
Phyllis Maxwell, President


I , Richard Kelley, certify that:
1.   I have reviewed this quarterly report on Form 10-QSB of Clixtix, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 19, 2003

/s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
 principal accounting officer)

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report on Form 10-QSB of Clixtix, Inc. (the "Company"),for the quarterly period ended June 30, 2003,as filed with the Securities and Exchange Commission on the date hereof (the "Report"),I,Phyllis Maxwell, the President of the Company, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify, to my knowledge that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 15 U.S.C. 78m (a) or 780(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 19, 2003

/s/ "Phyllis Maxwell"
Phyllis Maxwell, President

       In connection with the Quarterly Report on Form 10-QSB of Clixtix, Inc. (the "Company"),for the quarterly period ended June 30,2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),I,Richard Kelley, the Principal Financial Officer of the Company, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify, to my knowledge that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 15 U.S.C. 78m (a) or 780(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 19, 2003

/s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
 principal accounting officer)