Form 10QSB
period 2003-09-30
CLIXTIX INC
filed 2003-11-17
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                         period ended September 30, 2003

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

       10,228,000 shares of common stock outstanding as of September 30, 2003


     Transitional Small Business Disclosure Format (Check One):Yes[_] No[X]

                                  CLIXTIX, INC

                                   FORM 10-QSB


                                      INDEX


PART I - FINANCIAL INFORMATION...............................................3

   Item 1.           Financial Statements....................................3

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

   Item 2.     Management's Discussion and Analysis or Plan of Operation.....9

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

      CERTIFICATIONS........................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
Clixtix, Inc. and Subsidiary
Formerly Phyllis Maxwell's Group, Inc.)
1501 Broadway
Suite 1807
New York, NY 10036


I have reviewed the accompanying consolidated balance sheet of Clixtix,Inc. and Subsidiary(Phyllis Maxwell's Group, Inc.) as of September 30, 2003 and the related consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and the consolidated statements of stockholders' equity and cash flows for the nine month period ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally ofapplying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, I do not express such an opinion.

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

/s/ "Richard M. Prinzi, Jr."
Brooklyn, NY
November 10, 2003



                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,          December 31,
                                                                                2003                   2002
                                                                        ---------------------- ---------------------
                                                                             (Unaudited)
ASSETS
Current Assets:
          Cash                                                           $    11,845            $   52,406
          Commissions receivable                                              94,082                71,203
          Other assets                                                         2,654                 2,654
                                                                        ---------------------- ---------------------
                   Total current assets                                      108,581               126,263
Long Term Assets:
          Goodwill VC                                                        164,000                     -
                                                                        ---------------------- ---------------------
                   Total assets                                          $   272,581            $  126,263
                                                                        ====================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Accounts payable                                               $    57,880            $   99,951
          Commission payable                                                  27,664                     -
          Current portion of
            long term debt                                                    36,667                     -
          Other payables                                                       8,350                     -
                                                                        ---------------------- ---------------------
                   Total current liabilities                                 130,561                99,951
                                                                        ---------------------- ---------------------
Long-Term Liabilities:
          Loan Payable VC                                                     73,333                     -
          Officer loans                                                       44,000                     -
                                                                        ---------------------- ---------------------
                   Total liabilities                                         247,894                99,951
                                                                        ---------------------- ---------------------
Commitments
Stockholders' equity
          Common stock, $.001par value; 20,000,000
          shares authorized, 10,228,000 shares issued
          and outstanding at September 30, 2003                          $    20,973            $   20,973
Additional paid-in capital                                                    34,058                34,058
Retained earnings                                                            (30,344)              (28,719)
                                                                        ---------------------- ---------------------
                   Total stockholders' equity                                 24,687                26,312
                                                                        ---------------------- ---------------------
                   Total liabilities and stockholders' equity            $   272,581            $  126,263
                                                                        ====================== =====================



                          See accountant's review report and notes to consolidated financial statements.


                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Nine months                            Three months        Three months
                                                    ended September    Nine months ended    ended September    ended September
                                                       30, 2003       September 30, 2002       30, 2003            30, 2002
                                                   ------------------ -------------------- ------------------ -------------------
                                                      (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)

Commission revenue                                  $  162,421         $   197,816          $   81,659         $   33,104
General and administrative expenses                    165,019             219,224              69,014             74,759
                                                   ------------------ -------------------- ------------------ -------------------
Income (loss) from operations                          (2,598)            (21,408)              12,645           (41,655)
Interest income                                            973                 377                 896                111
                                                   ------------------ -------------------- ------------------ -------------------
Income (loss) before income taxes                      (1,625)            (21,031)              13,541           (41,544)
                                                   ------------------ -------------------- ------------------ -------------------

Income taxes (benefit):
        Current                                             -                6,200                   -                  -
        Deferred                                            -               10,800                   -                  -
                                                   ------------------ -------------------- ------------------ -------------------
        Total Income taxes                                  -               17,000                   -                  -
                                                   ------------------ -------------------- ------------------ -------------------

Net income (loss)                                   $  (1,625)         $  (38,031)          $   13,541         $ (41,544)
                                                   ================== ==================== ================== ===================

Earnings per common share -
        basic and diluted                             (0.0002)            (0.0037)              0.0013           (0.0041)

Weighted average common shares
        outstanding - basic and dilutive            10,228,000          10,228,000           10,228,000        10,228,000
                                                   ================== ==================== ================== ===================



                         See accountant's review report and notes to consolidated financial statements.




                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock            Additional Paid      Retained
                                                  ------------------------------
                                                       Shares         Amount        -In Capital        Earnings         Total
                                                       ------         ------
                                                                                 ------------------ --------------- ---------------

Nine months ended September 30, 2003 (unaudited):
Balances, December 31, 2002                             10,228,000      $20,973            $34,058       $(28,719)         $26,312
Net income, nine months                                          -            -                  -         (1,165)         (1,165)
                                                  ----------------- ------------ ------------------ --------------- ---------------
Balances, September 30, 2003                            10,228,000       20,973             34,058        (30,344)          24,687
                                                  ================= ============ ================== =============== ===============


Nine months ended September 30, 2002 (unaudited):
Balances, December 31, 2001                             10,228,000      $20,973           $ 34,058        $ 18,399        $73,430

Net income, nine months                                                                                   (38,031)        (38,031)
                                                  ----------------- ------------ ------------------ --------------- ---------------
Balances, September 30, 2002                       $10,228,000       $20,973      $ 34,058          $(19,632)       $ 35,399
                                                  ================= ============ ================== =============== ===============




                          See accountant's review report and notes to consolidated financial statements.



                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)



                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Nine months ended     Nine months ended
                                                                         September 30, 2003     September 30, 2002
                                                                        ---------------------- ---------------------
                                                                             (Unaudited)           (Unaudited)
Cash flows provided by (used in):
        Operating activities:
           Cash received from customers                                  $   199,024            $  194,358
           Cash paid to suppliers and employees                             (199,047)             (180,324)
           Interest received                                                     893                   377
           Income tax paid                                                          -                     -
                                                                        ---------------------- ---------------------

                Net cash provided by (used in)
                operating activities                                          (7,520)               14,411
                                                                        ---------------------- ---------------------

Cash flows provide by (used in):
        Investing activities:                                                       -                     -
                                                                        ---------------------- ---------------------

        Financial activities:
           Repayment of Stockholder Loan Payable                                    -              (26,500)
                                                                        ---------------------- ---------------------

                Net cash provided by (used in)
                financial activities:                                               -              (26,500)
                                                                        ---------------------- ---------------------

Net increase (decrease) in cash                                               (7,520)              (12,089)

Cash, beginning of period                                                     19,365                35,990
                                                                        ---------------------- ---------------------

Cash, end of period                                                      $    11,845            $   23,901
                                                                        ====================== =====================


                  See accountants' review report and notes to consolidated financial statements.


                           Clixtix, Inc and Subsidiary
                    Formerly Phyllis Maxwell's Groups, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

                      THREE MONTHS ENDED SEPTEMBER 30, 2003

1) In the opinion of the Company's management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations and cash flows for the nine month periods ended September 30, 2003 and 2002. Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a nine -month basis may not be indicative of operating results for the full year.

2) The Company is not aware of any pending or threatened legal proceedings which could have a material adverse effect on its financial position or results of operations.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those financial statements included in this Quarterly Report and our Annual Report on Form 10KSB for the year ended December 31,2002. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.


OVERVIEW

We were incorporated under the name Phyllis Maxwell's Groups, Inc. in New York on April 18, 1989. On August 31, 2001, we filed a Certificate of Amendment changing our name to Clixtix, Inc.

Our wholly owned subsidiary, Maxwell Group Entertainment, Inc., was incorporated under the laws of New York on August 3, 2001.

On August 31, 2001, we and our subsidiary entered into an Agreement and Plan of Reorganization (the "Agreement"). Under the terms of the Agreement, we sold to our subsidiary all of our tangible and intangible assets appearing on our balance sheet as of September 30, 2001 and our subsidiary assumed all of the liabilities appearing on our balance sheet as of September 30, 2001 in consideration for 100 shares of our subsidiary's common stock,which constitutes all of the issued and outstanding stock of our subsidiary.

We, through our subsidiary, provide services for groups who are interested in attending New York's Broadway and Off-Broadway productions. We are licensed by the City of New York to resell tickets to Broadway and Off-Broadway theatre performances. Typically, we buy group tickets on behalf of a customer group (usually a minimum of 20 persons) and our fee is paid, with limited exceptions by the theatre. These exceptions include Saturday night tickets,certain holiday periods or if the group falls below 20 persons,in which case the fee is paid by the customer. On occasion, as a special service for group customers, for an additional fee, as few as two or four tickets may be purchased.

Revenue is not recognized by us until the date an invoice is generated. Generally, our sales and billing processes are as follows:

A customer will contact us regarding the availability of theatre tickets. We will then contact the box office by phone regarding the customer's inquiry. If the ticket availability is satisfactory to the customer, we will send a written confirmation to the theatre detailing the show date and number of tickets needed. Once we receive the signed confirmation back from the theatre, we send the customer an invoice that details the price of the tickets. The price is fixed and determinable.Upon our receipt from the customer of the non-refundable amount due per the invoice, we will immediately remit the funds to the respective show's box office. At that time,we have completed our work necessary to earn our fee from the theatre. After the funds are received by the box office, it sends the tickets to the customer. Our fee is delivered to us by the theatres after the date of the show's performance. Our fee is 9.45% of the ticket price. Box offices tend not to pay commission or give discounted ticket prices for holiday and weekend performances. If customers wish to purchase tickets for these periods, we may charge a commission that is, in that case, included in the invoice amount. As such, in those instances, we receive our commission before the date of the performance.

During the quarter ended September 30, 2003, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

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

Based on the events of September 11, 2001, New York City and specifically, on the theater industry, sustain a negative financial impact. As both New York City and specifically, the theater industry, recovers we will continue to focus our efforts on our core business practice.

Pursuant to an Asset Purchase Agreement dated as of September 23, 2003
(the "Asset Purchase Agreement") by and among Clixtix, Inc, Vic Cantor Theatre Party Services, Inc., a New York corporation and Harold Fishkin, the sole shareholder of VCT, Clixtix acquired certain of the assets of VCT in consideration of the payment of an aggregate purchase price of $164,000. The Purchase Price was paid (a) $54,000 by certified check and (b) the balance by delivery of a three year promissory note payable in equal monthly installments commencing on December 23, 2003. Based upon certain threshold ticket sales being achieved over the next 12 months, VCT has the ability to "earn" and additional $36,000, which if paid would increase the aggregate Purchase Price to $200,000.

VCT has been engaged in the business of group and individual ticket sales for theatrical and other events in the New York City area. In accordance with the terms of the Asset Purchase Agreement, each of VCT and Harold Fishkin has agreed not to compete with Clixtix for a period of five years.

We are currently on five web sites(two of our own and three others where we are listed as a source for group Broadway ticket sales) and numerous search engines in the category of Broadway shows/Theatre Group

Sales Agency Entertainment. It is our intention to continue to be listed on every possible search engine.

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
RESULTS OF OPERATIONS

For the quarter ended September 30, 2003, we had a net income of $13,541 compared to a net loss of ($41,544) for the quarter end September 30, 2002. For the nine months ended September 30, 2003,we had a net loss of ($1,625) compared to a net loss of ($21,031) for the nine months ended September 30, 2002. Our decrease in net loss and resulting losses can be attributed to the fact that our commission revenues increased 247% from $33,104 for the quarter ended September 30, 2002 to $81,659 for the quarter ended September 30, 2003. Our commission revenues decreased by 18% from $191,816 for the nine months ended September 30, 3002 to $162,421 for the nine months ended September 30, 2003.

A significant factor can be partly attributed to a rise in NYC's overall business activity, the first rise since February 2002, after a significant economic recession experienced in the New York City tourism and travel industry surrounding the events September 11th.The impact continued as a result of travel alerts during Spring 2002 for New York City limited and lowered the ongoing bookings of groups and customers through Spring of 2003. A reversal of the effects combined with additional revenues as a result of the purchase of the business assets from the Vic Cantor Theatre Party Services, Inc. including its client base and commission receivables.

Customers frequently reserve tickets nine to nine months in advance without the right to cancel, but our commissions are not received until after a specific performance date occurs. In addition, our increase of commissions was due to several new shows. Customer demand is a factor beyond our control, which varies from quarter to quarter dependent upon availability of new shows. A majority of our customers are repeat customers seeking only new shows. The increase of new shows provided an increase in overall commissions.

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

Despite our increase in commission revenues, our general and administrative expenses also decreased 25% from $ 74,759 for the quarter ended September 30, 2002 to $ 69,014 for the quarter ended September 30, 2003. Our general and administrative expenses decreased 25% from $ 219,224 for the nine months ended September 30, 2002 to $165,019 for the nine months ended September 30, 2003.

Our general and administrative expenses include, but are not limited to, salaries, employee benefit programs, professional fees, travel and entertainment, telephone, office rent and offices expenses.

Our decrease in general and administrative expenses for the quarter and nine months ended September 30, 2003 can be largely attributed to our decrease in professional fees. Our professional fees decreased 76% from $39,933 for nine months ended September 30, 2002 to $9,340 for nine months ended September 30, 2003. The decrease in our professional expenses, comprised of our legal and accounting fees, was from a non-reoccurring expense incurred during the period ended September 30, 2002 when we filed a registration statement on Form SB-2. A reduction of 62% in miscellaneous expenses occurred related to reduction of commissions from $14,557 for nine months ended September 30, 2002 to $5,570 for nine months ended September 30, 2003.

Our offices expenses for the quarter and nine months ended September 30, 2003 increased 13% from $12,873 for nine months ended September 30, 2002 to $14,607 for nine months ended September 30, 2003. Our salaries and payroll expenses for the quarter and nine months ended September 30,2003 decreased 15% from $107,391 for nine months ended September 30, 2002 to $91,600 for nine months ended September 30, 2003. Our rent expenses for the quarter and nine months ended September 30, 2003 increased 24.5% from 12,997 for nine months ended September 30, 2002 to $16,180 for nine months ended September 30, 2003. Our postage expenses for the quarter and nine months ended September 30,2003 also increased 64% from $1645 for nine months ended September 30, 2002 to $2,696 for nine months ended September 30, 2003. Our travel and entertainment expenses for the quarter and nine months ended September 30, 2003 decreased 13% from $10,132 for nine months ended September 30, 2002 to $8,857 for nine months ended September 30, 2003.

Our income tax expense for the quarter and nine months ended September 30, 2003 of $0 as compared to income taxes of $17,000 for the nine months ended September 30, 2002. The decrease of incomes taxes is result of the current operating losses. Our income taxes are calculated based on the prescribed statutory rates based on our income before taxes for the specific period.


LIQUIDITY AND CAPITAL RESOURCES

We ended the nine month period ended September 30, 2003 with a cash position of $11,845 for the nine months ending September 30, 2003 as compared to a cash position of $23,901 for the nine months ending September 30, 2002.The fact that our cash position declined it can be attributed to the fact that during the ninemonths ended September 30, 2003 the amount of cash received from customers decreased by $3,724, or 2%, from $194,358 for the nine months ended September 30, 2002 to $190,634 for the nine month period ended September
30, 2003. A portion of this $12,056 decrease in our cash position was attributed to $18,723, or 10%, increase in cash paid to suppliers and employees from $180,324 in the nine months ended September 30, 2002 as compared to $199,047 the nine monthsended September 30, 2003. A significant portion of this decrease in our cash position was attributed to $10,000 paid in the acquisition of the business of Vic Cantor Theatre
Party Services, Inc.and a $42,071,or 42% decrease in Accounts Payable from

$99,951 for the nine months ended September 30, 2002 to $57,880 for the nine month period ended September 30, 2003. Our decreased cash position is also slightly offset by a 237% increase, or $516.00 in our in interest received for nine months ended September 30, 2003 as compared to nine months ended September 30, 2002.


In the acquisition of the business of Vic Cantor Theatre Party Services, Inc., the purchase provided the seller receive $54,000 of which $10,000 was paid from our cash position and $44,000 was paid from the proceeds from an officer loan increase by $44,000 for the nine months ended September 30, 2003. In addition, the acquisition required the payment of a long-term non-negotiable note in the amount of $110,000 over three (3) years. The current portion of the long-term debt is $36,667 for nine months ended September 30, 2003 and the remaining amount increased the long-term liabilities and loan payable VC to $73,333 for the nine months ended September 30, 2003.

In the acquisition of the business of Vic Cantor Theatre Party Services, Inc., we acquired both commission receivables and commission payables. Our commission receivable position increased $27,664 for the nine months ending September 30, 2003. The increase is offset by a $22,879 increase in commission receivables from $71,203 for the nine months ended September 30, 2002 to $94,082.

The recovery of the theatrical industry after the effects of September 11, 2001 reflected in the increased revenues during the three months ended September 30, 2003, a recovery that continues into the Fall 2003, and the increase business derived from the acquisition of Vic Cantor Theatre Party Services, Inc., and advance bookings will be sufficient to satisfy our current requirements through the year ending December 31, 2003.

However, we may require significant additional financial resources for any future expansion, especially if the expansion is affected through the acquisition of related businesses. It is not possible to quantify what amount may actually be required. Although the demand for our services seems to have stabilized, there is no assurance that this level of business will continue or significantly increase throughout 2003. If needed, we may seek to obtain additional financing through public or private equity offerings. If we are unable to generate the required amount of additional capital, our ability to implement our expansion strategies may be adversely affected. No specific plans exist for financing at this time.

VARIABLES AND TRENDS

Due to the possible fluctuations in the marketplace and the entertainment industry, our operating results on a nine month basis may not be indicative of our operating results for a full year.

We have been conducting the same type of business activities for approximately 13 years. Key variables in our industry are caused by the lack of popularity or attraction of certain productions. However, prior to September 11, 2001, the demand to see Broadway and Off-Broadway productions had been constant. Successful shows had been enjoying a longer run time (i.e. Cats ran for 18 years and Miss Saigon ran for 9 years, Les Miserables ran for 16 years) and more people had been going to see theatre.

In addition, there is a current trend of large, well financed companies such as Disney, Clear Channel,Fox Theatricals and Endemol/Dodger Theatricals furnishing productions backed by substantial promotion dollars. In fact, Disney is currently presenting three productions on Broadway and Clear Channel has produced two productions with more scheduled in the coming season.

Our revenue stream is affected by the influx of tourism into New York City and is directly dependent upon attendance levels at Broadway shows. The terrorist attacks on the World Trade Center on September 11, 2001 and continued threats and travel alerts had a severe impact on the economic situation in New York City, especially with respect to tourism and theatre. After 9/11, there have been several advertising campaigns undertaken as well as promotions at many of the city's hotels and restaurants in an effort to encourage tourism to New York City, which had a positive affect on single ticket sales, but larger group ticket sales are still in recovery.Although tourism and theatre attendance have returned to near normal levels, there is no assurance that such levels of tourism and theatre attendance will continue. A decrease in levels of tourism and theatre attendance may have adverse effects on our business.

The "rebirth" of the Time Square area of New York City continues to support tourism within the Broadway theatre district and the business in theatre. Assuming that the level of tourism and theatre attendance continue to increase, all of these influences, changes and product development taking place including the changes in Times Square, the participation of the business giants and the promotion of all of live entertainment and the new theatres and restoration of several elegant historic showplaces can only affect us positively. Lion King (Disney) continues to play to standing room capacity for 5 years as of November. Les Miserables closed after 16 years. The longevity of several of the other shows (i.e. Rent, Phantom of the Opera and Chicago and newer theatrical hits of Hairspray and Producers and others) have the potential to make for a solid future for Broadway and Off-Broadway.

The trauma of September 11, 2001 affected the economic life of New York City in many aspects still in recovery. The theatre industry felt an impact as many shows closed prematurely and others played to lower capacity. Some productions postponed or cancelled their openings until Spring 2002 and Fall 2002, cutting down the number of new productions available for sale. This reduced number of new shows continued into Spring 2003 as additional terrorist threats limited both national and international limited tourism to New York City. The theatrical industry and its recovery in New York continues and remains stable. However, it is unclear whether a full recovery and demand will continue given the generally unstable economic and political climate. As at September 30, 2003, we employed a total of four employees of which two are full time, one is part time and one serves as consultant. We may hire additional employees during the year ending December 31, 2003 as our needs and resources permit.

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


Item 6. Exhibits and Reports on Form 8-K.

(a)      Not Applicable.

(b) Form 8-K was filed by us on September 23, 2003 Pursuant to an Asset Purchase Agreement dated as of September 23, 2003 (the "Asset Purchase Agreement") by and among Clixtix, Inc., Vic Cantor Theatre Party Services, Inc., a New York corporation ("VCT") and Harold
Fishkin, the sole shareholder of VCT.

                                 SIGNATURE PAGE

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 17, 2003                     CLIXTIX, INC.




By:      /s/ "Phyllis Maxwell"
Phyllis Maxwell, President


By:      /s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
principal accounting officer)



                                 CERTIFICATIONS

I, Phyllis Maxwell, certify that:
      1. I have reviewed this quarterly report on Form 10-QSB of Clixtix, Inc.;
      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
      4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: November 17, 2003
/s/ "Phyllis Maxwell"
Phyllis Maxwell, President


I, Richard Kelley, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Clixtix, Inc.;
      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
            6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 17, 2003

/s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
 principal accounting officer)