Form 10QSB/A
period 2003-09-30
CLIXTIX INC
filed 2003-12-17
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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


        Our chief executive officer and the chief financial officer have concluded based of their evaluation as of a date within 90 days prior to the date of filing this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to disclosed by the Registratnt in such reports is accumulated and communicated to the Registrant's management, including its chief executive officer, as appropriate to allow timely decision regarding required disclosure.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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


Item 6. Exhibits and Reports on Form 8-K.


(a)     Exhibits

        31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

        31.2 Certifcation of the Chief Financial Officer pursuant to Rule 13a-14 (a)

        32.1    Certifcation by the Chief Executive Officer pursuant to
18 U.S.C. 1350 as asopted pursuant ot Section 906 of the Sarbanes-Oxley Act of 2002

       32.2    Certifcation by the Chief Financial Officer pursuant to
18 U.S.C. 1350 as asopted pursuant ot Section 906 of the Sarbanes-Oxley Act of 2002


(b) Form 8-K was filed by us on September 23, 2003 Pursuant to an Asset Purchase Agreement dated as of September 23, 2003 (the "Asset Purchase Agreement") by and among Clixtix, Inc., Vic Cantor Theatre Party Services, Inc., a New York corporation ("VCT") and Harold
Fishkin, the sole shareholder of VCT.

                                 SIGNATURE PAGE



         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this amendment to its report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:    December 16, 2003                     CLIXTIX, INC.





By:      /s/ "Phyllis Maxwell"
Phyllis Maxwell, President


By:      /s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
principal accounting officer)

Exhibit 31.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Phyllis Maxwell, certify that:
      1. I have reviewed this quarterly report on Form 10-QSB of Clixtix, Inc. as amended;
      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
      4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Dated: December 16, 2003
/s/ "Phyllis Maxwell"
Phyllis Maxwell, President

Exhibit 31.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard Kelley, certify that:


      1. I have reviewed this quarterly report on Form 10-QSB of Clixtix, Inc. as amended;
      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
            6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: December 16, 2003


/s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
 principal accounting officer)

Exhibit 32.1

        Certification by the Chief Executive Officer Pursuant to 18USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to her knowledge, (i) the Form 10QSB,as amended and filed by Clixtix, Inc. (the "Company")for the quarter ended September 30, 2003,fully complies with the requirements of Section 13(a) or 15(d)of the SecuritiesExchange Act of 1934, and (ii) the information contained in that report fairlypresents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.


Date: December 16, 2003                 Clixtix, Inc.

                                        By: /s/ "Phyllis Maxwell"
                                        Phyllis Maxwell
                                        Chief Executive Officer

Exhibit 32.2

        Certification by the Chief Financial Officer Pursuant to 18USC 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10QSB,as amended and filed by Clixtix, Inc. (the "Company")for the quarter ended September 30, 2003,fully complies with the requirements of Section 13(a) or 15(d)of the SecuritiesExchange Act of 1934, and (ii) the information contained in that report fairlypresents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.


Date: December 16, 2003                 Clixtix, Inc.

                                        By: /s/ "Richard Kelley"
                                        Richard Kelley, Vice President
                                        (principal financial officer,
                                        principal accounting officer)