Form 10KSB
period 2003-12-31
CLIXTIX INC
filed 2004-03-09
CIK 1124813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB

(Mark One)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003.

                                                OR

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transaction Period from ______ to ________.

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

                               Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $243,875

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of as specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.): $ 6,341,360 as at February 3, 2004 based on the closing price of the common shares of $0.62 per share.

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

                               Yes |_|   No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,228,000 shares of common stock were outstanding as at February 5, 2004.

           Transitional Small Business Disclosure Format (check one):

                               Yes |_|   No |X|

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

                                      None.

                                TABLE OF CONTENTS

   ITEM 1.  DESCRIPTION OF BUSINESS                                            4

   ITEM 2.  DESCRIPTION OF PROPERTY                                           11

   ITEM 3.  LEGAL PROCEEDINGS                                                 11

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          11

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         12

   ITEM 7.  FINANCIAL STATEMENTS                                              19

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                       30

   ITEM 8A. CONTROLS AND PROCEDURES

   ITEM 9.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT               31

   ITEM 10. EXECUTIVE COMPENSATION                                            31

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    34

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    34

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8K                                   34

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            35

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

      The Purchase Price was paid (a) $54,000 by certified check and (b) the balance by delivery of a three year promissory note payable bearing an interest rate of 4.5% in equal monthly installments of $3,312.47 commencing on December 23, 2003. Based upon certain threshold ticket sales being achieved over the next 12 months, VCT has the ability to "earn" and additional $36,000 generated and closed by Robert Trautmann, a sales agent, which if paid would increase the aggregate Purchase Price to $200,000.

      VCT has been engaged in the business of group and individual ticket sales for theatrical and other events in the New York City area. In accordance with the terms of the Asset Purchase Agreement, each of VCT and Harold Fishkin has agreed not to compete with Clixtix for a period of five years.

      VCT was founded over thirty years ago. It was a pioneer in the group ticket business. Many of the customers have been with the Cantor company over the thirty years. The assets acquired consent of: 1) Customer List; 2) Commissions receivable for future performances booked and paid; 3) Some office equipment, several sales agents and good will. The continuing relationships among customers, box office personnel and industry people is valuable, though difficult to quantify. The merger of the two companies is complete.

      Clixtix is actively reviewing and pursuing similar group sales and theatre party companies for possible acquisition and/or merger by Clixtix to further enhance the company's position in the marketplace as well as provide financial growth in total sales and earned commissions and net profits.

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

      Our clients are located in all parts of the country with a concentration in the northeast. The majority of our clients are solicited by telephone and direct recommendations from our existing clients. Additional solicitation is derived through listings on the internet including web sites clixtix.com, pmaxtix.com, bizbash.com, www.geocities.com.

      We have a cadre of 2000 customers. However, no one customer accounts for more than approximately 8% of our sales volume. Volume for customers vary with seasons, popularity of certain shows or the customers' changing needs or policies.

      We are constantly soliciting new clients and servicing existing ones. We have kept many clients throughout our 13 years of operation. However, invariably, attrition of clients occurs due to personnel changes, mergers, bankruptcy or policy changes at our corporate clients.

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

      After 25 years in the group sales industry on Broadway, we believe that Mrs. Maxwell has built a following and has a strong relationship with box office personnel. Our relationship with other industry professionals, such as producers, box office personnel, general managers, company managers and public relations firms, nurtured over the years, facilitates the services we provide.

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

      There are several positive factors developing in the live entertainment business. As cited elsewhere, New York theatre and Times Square has entered a new era due to the transformation of Times Square and its environs into a safe, exciting family oriented tourist destination as well as a mecca for the" bus and tunnel" customers from the population centered in the megalopolis (these areas are within a day roundtrip by bus to New York).

      New York continues to be one of the top tourist destinations in the United States. In 2002, New York City was ranked as the top U.S. Destination by Hotels.com for the 2003-2004 winter destination followed by Las Vegas and Orlando. In 2002, 35.3 million tourists journeyed to New York an overall growth after the events September 11, 2001. The highest reported year was 1999 with
36.4 million visitors with a significant gain from U.S. domestic visitors and a significant reduction in foreign visitors.

      A second trend is the production of family entertainment on Broadway by American predominant entertainment companies. Disney, who has three shows on Broadway made the first in road on 42nd Street to give credibility to the Times Square Reclamation Project which was assured when Disney revived and restored an historic theatre treasure, The New Amsterdam. Clear Channel Entertainment has nine shows on Broadway and owns the Ford Theatre, a restoration and consolidation of two theatres into a 1700 seat showplace and its subsidiary SFX Theatricals has two shows on Broadway. The financial strength of these companies has brought about a large amount of advertising and merchandising that has created a surge of demand which can only help our company to do additional business. These expenditures and show-specific advertising campaigns are creating a new audience created by this new awareness.

      Ticket prices have moved upward in recent years. The League of American Theatres and Producers, the trade group for commercial Broadway, has issued projected year-end statistics for 2003 to be $730 million, up roughly 3.2% from the $707 million for 2002 and nearly 10% from the $664 million for 2001. Our fees are based on a fixed percentage of these rising prices.

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

Employees

      As of February 5, 2004, we employed a total of three employees of which all are full time, and the company has two consultants.

B.    Risk Factors Associated with Us and Our Business

      Our business is characterized by a number of significant risks which are set forth below.

      OUR PAST REVENUE GROWTH MAY NOT CONTINUE IN THE FUTURE WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR PROFIT LEVELS.

      We experienced revenue growth during the recent year, for the year ended December 31, 2003 our revenues increased by 9.5% over the year ended December 31, 2002, as compared to decreases reported during the previous two years of 15% and 2%, respectfully for the year ended December 31, 2002 and

2001. The prediction of our future results is difficult and, therefore, our past revenue growth should not be taken as an indication of any growth that can be expected in the future.

      A significant growth in revenues over previous years is based upon the events surround September 11, 2001 and the sustained negative financial impact of the Broadway and Off-Broadway theatrical industry, tourism in New York City and a reduction in the number of available shows subsequent to September 11th. In the recent years, New York City and the theatrical industry has begun and continues to experience a period of recovery and growth directly affecting our growth.

      A portion of the growth in revenues can be attributed to the acquisition of Vic Cantor Theatre Party Services, Inc.

      To the extent that revenues do not grow at anticipated rates, or that we are unable to secure or retain contracts similar to those obtained in prior periods, our business, results of operations and financial condition would be materially and adversely affected because our profit levels will decline. Currently, only a small portion of our customers are solicited by internet. Our company is listed as a source for group tickets on several web sites. We currently solicit only a small portion of our sales via the internet.

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

      OUR CORPORATE ACTIVITIES ARE EFFECTIVELY CONTROLLED BY OUR MANAGEMENT.

      Our chief executive officer and the chief financial officer have concluded based of their evaluation as of a date within 90 days prior to the date of filing this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including its chief executive officer, as appropriate to allow timely decision regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

      As of February 6, 2004, Phyllis Maxwell, our president, owned 4,536,800 shares (approximately 44%) of our issued and outstanding shares of common stock. During 2002 and January of 2003 Mrs. Maxwell sold 1,341,200 shares pursuant to a registration statement we filed on March 27, 2002, on Form SB-2 on behalf of Mrs. Maxwell. She had also gifted her children with an aggregate of 1,250,000 shares. Mrs. Maxwell also gifted 350,000 shares of common stock to each of her three children in 2003. Mrs. Maxwell is able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations transactions. Mrs. Maxwell's husband, Herb Maxwell, currently owns 20,000 shares of common stock.

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

      OUR MANAGEMENT'S AGE IS A SIGNIFICANT FACTOR.

      A significant portion of the ongoing business and sales is dependent upon the personal abilities and business relationships developed and managed by Mrs. Maxwell and Mr. Kelley currently aged 78 and 63, respectfully. The Company's ability to continue and maintain sales and income at the current levels would be significantly impacted either Mrs. Maxwell or Mr. Kelley could no longer perform their duties due to age and/or health restrictions.

      THE VALUE AND TRANSFERABILITY OF OUR SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR OUR SHARES AND THE PENNY STOCK RULES.

      There is a limited trading market for our shares on the NASD Over-the-Counter Bulletin Board. There can be no assurance that such a trading market will be sustained or that upon the implementation of the NASD's "BBX" exchange that we will qualify for a listing thereon or elect to seek a listing thereon. If our shares were not to be listed on the BBX, then trading in our shares would be limited to what is customarily known as the "pink sheets" or, which may limit their marketability and liquidity.

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

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS ARE LIKELY TO INCREASE OUR COSTS.

      In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("SOX"). The purpose of the SOX is to, among other things, protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. We expect these developments to increase the legal and financial compliance costs, and to make some activities more difficult. For example, we expect these developments to make it more difficult and more expensive for public companies to obtain director and officer liability insurance. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on an audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. Furthermore, proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense, could increase the expenses that we report under GAAP and adversely affect our operating results. While we will endeavor to establish the requisite procedures and structure our corporate governance in accordance with SOX and the rules and regulations issued by the SEC thereunder, we cannot assure you that we will be successful in this regard or that the costs we incur in doing so will not prove exorbitant.

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

      The following table sets forth high and low bid prices for our stock for the calendar quarters indicated as reported by the OTC BB from January 1, 2003 through December 31, 2003. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

-------------------------------------------------------------------
        Quarter        Volume          High            Low
-------------------------------------------------------------------
January 1, 2003 to
March 31, 2003         209,800        $0.11           $0.10
-------------------------------------------------------------------
April 1, 2003 to
June 30, 2003          516,100        $5.75           $0.11
-------------------------------------------------------------------
July 1, 2003 to
Sept 30, 2003           83,000        $1.45           $0.55
-------------------------------------------------------------------
October 1, 2003 to
December 31, 2003       90,997        $0.51           $0.16
-------------------------------------------------------------------

      As of February 4, 2004, we had 10,228,000 shares issued and outstanding, and had 103 registered holders of our outstanding common stock.

Recent sales of unregistered securities:

      During the fiscal year ended December 31, 2003, we did not sell any securities without registration under the Securities Act of 1933, as amended.

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

      We had also been looking into the possibility of establishing an email ticket distribution system to be organized between us, one of the ticket sellers (e.g. Ticketmaster or Telecharge) with the cooperation of specific producers of shows to have discounts and seat availabilities. This plan was in the formative state and development had not begun. We had not initiated any discussions with ticket sellers or producers.

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

      Such proceeds were to be utilized to substantially expand our website, implement new marketing programs, and for the general expansion of our business through the greater use of the internet. We had initially planned to develop several projects including the creation of an Internet based marketing program for American ticket buyers traveling to other English speaking countries. We had also been looking into the possibility of establishing an email ticket distribution system to be organized between us, one of the ticket sellers and the organization of a subscription plan that would allow ticket buyers in the New York area to buy 2 or 4 tickets in faadvance of the theatre season. Specifically, we had planned to use the proceeds from our offering to enhance our web site, hire additional staff to coordinate our development and expansion and for additional equipment purchases. However, based on the events of September 11, 2001 and the subsequent negative effects on the business and economic condition in New York City and specifically, on the theatre industry, we have decided to focus our efforts on our original business practice.

      Our offering was a direct offering by our officers and directors. As such, we incurred no expenses for underwriting discounts and commissions and/or finders' fees. We made no direct or indirect payments to any of our directors, officers, affiliates or to persons owning ten (10) percent or more of any class of our equity securities in connection with the offering.

      From the effective date of the registration statement through December 31, 2001, we utilized approximately $2,570 of the net offering proceeds to make direct payments for expenses associated with the design, maintenance and use of our web site. The balance of the net offering proceeds was applied towards our general working capital. No payments were made to any of our directors or officers or to persons owning ten (10) percent or more of any class of our equity securities or to our affiliates.

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

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 RESULTS OF OPERATIONS

      For the year ended December 31, 2002, we had a net profit of $1,664 compared to a net loss of $47,118 for the year ended December 31, 2002, an increased profit of $48,782. Our commission revenues increased by 9.5% from $222,715 for the year ended December 31, 2002 to $243,875 for the year ended December 31, 2003.

      Our general and administrative expenses decreased by 10% from 270,266 for the year ended December 31, 2002 to $243,184 for the year ended December 31, 2003 attributed to include but are not limited to officers' compensation, salaries and wages, employee benefit programs, consulting expenses, professional fees, travel and entertainment, rent and other office expenses.

      The increase in commission revenues for the year ended December 31, 2003 was largely attributed to the continuing recovery after the negative effects of September 11, 2001 and the general state of the economy combined with the acquisition of Vic Cantor Theatre Party Services.

      The events of September 11, 2001 had severe negative effects on the business and economic condition in New York City and specifically, on the theatre and tourism industries

      In the months following September 11, 2001, Broadway shows, the crux of our business activity, felt the impact severely. Several shows closed prematurely and others played to lower capacity. As a result of the closing of productions and the decline of tourism in New York City, we suffered cancellations of bookings in the last two quarters of 2001.

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

      The impact continued as a result of travel alerts during Spring 2002 for New York City limited and lowered the ongoing bookings of groups and customers through Spring of 2003. A reversal of the effects combined with additional revenues as a result of the purchase of the business assets from the Vic Cantor Theatre Party Services, Inc. including its client base and commission receivables.

      Our general and administrative expenses which decreased by 10% for the year ended December 31, 2002 include but are not limited to officers' compensation, salaries and wages, employee benefit programs, consulting expenses, professional fees, travel and entertainment, rent and other office expenses.

LIQUIDITY AND CAPITAL RESOURCES

      We ended 2003 with a cash position of $53,158 compared to $52,406 at December 31, 2002. For the year ended December 31, 2003, we had a cash flow from operating activities of $ 162,930 compared to a cash flow from operating activities of $33,041, for the year end December 31, 2002. The increase in cash flow for the year ended December 31, 2003 can be attributed to the acquisition of Vic Cantor Theatre Party Services ("VCT") for $164,000 and the increase in liabilities of $153,463 for the year ended December 31, 2003. The increase in liabilities was a result of the VCT acquisition.

      The cash flow from operating activities increase as a result of cash received from customers in 2003 as compared to in 2002 and a reduction in operating expenses. This is due to an increase in sales activities in 2003 following the dramatic reduction in business in the months following the events of September 11, 2001 and the acquisition of VCT. As such, we feel that our present cash flow is sufficient to satisfy our current requirements through the year ended December 31, 2004.

      However, we may require significant additional financial resources for future expansion, especially if the expansion is effected through an additional acquisition of related businesses. It is not possible to quantify what amount may actually be required. Although the demand for our services seems to have stabilized, there is no assurance that this level of business will continue throughout 2004. If needed, we may seek to obtain the financing through additional public or private equity offerings. If we are unable to generate the required amount of additional capital, our ability to implement any expansion strategies may be adversely affected. No specific plans exist for a financing at this time.

VARIABLES AND TRENDS

      We have been conducting the same type of business activities for over 13 years. Key variables in our industry are caused by the lack of popularity or attraction of certain productions. However, as a general matter, the demand to see Broadway and Off-Broadway productions has been constant. Currently running on Broadway are 27 productions as of May 5, 2003.

      Successful shows are enjoying a longer run time (i.e., Cats ran for 18 years; Les Miserables, 16 years; Miss Saigon, 9 years as of December 2003). In addition, currently long running productions Phantom of the Opera has run over 16 years; Rent, 7.8 years; Beauty and the Beast, 9.8 years; Lion King, 6.2 years, as of May 5, 2003. Prior to September 11, 2001, more people had been going to see theatrical productions.

      In addition, there is a current trend of large, well financed companies such as Disney Theatrical Productions, Clear Channel Entertainment, Clear Channel's subsidiary SFX Entertainment, Fox Theatricals and Dodger Theatricals furnishing productions backed by substantial promotion dollars. In fact, Disney is currently presenting three productions on Broadway and Clear Channel Entertainment has produced 11 productions including through is subsidiary SFX Entertainment with another 9 productions in association with Clear Channel or SFX Entertainment.

      Our revenue stream is affected by the influx of tourism into New York City and is directly dependent upon attendance levels at Broadway shows. The terrorist attacks on the World Trade Center on September 11, 2001 had a severe impact on the economic situation in New York City during the remainder of 2001 and 2002, especially with respect to tourism and theatre. Immediately following, several advertising campaigns undertaken as well as promotions at many of the city's hotels and restaurants encouraged tourism and theatre attendance in New York City, which have been successful. However, there is no assurance that the levels of tourism and theatre attendance will return to levels that existed prior to September 11, 2001. Despite New York City's current leading rank amongst tourist destinations to major U.S. Cities, unforeseen events could impact tourism without warning and negatively impact tourism and theatre attendance would have adverse effects on our business.

      New theatres and the "rebirth" of the Time Square area of New York City as well as the subsequent tourism increases have promised more interest and business in theatre. Assuming that the level of tourism and theatre attendance and total box office grosses continues to increase, all of these influences, changes and product development taking place including the ongoing changes in Times Square, the participation of the business giants and the promotion of all of live entertainment can only affect us positively. Lion King (Disney) has been playing to an average of 99% of its box office capacity after 6 years. Les Miserables closed after 16 years. The longevity of several of the other shows (i.e., Lion King, Beauty and the Beast, Phantom of the Opera, Chicago and Stomp) have the potential to make for a solid future for Broadway and Off-Broadway.

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

      The Total Paid Attendance for Broadway in 2002 and 2003 decreased from 11,406,505 to 11,112,436. The Cumulative Box Office Gross increased from

$707,050,303 to $725,462,411. The Total Playing Weeks, the measure of productivity of Broadway as measured by the overall number of logged weeks performed, decreased from 1,511 to 1459. The results of 2003 have increased substantially from the year ended 1993 with a Total Paid Attendance of 7,642,860, Cumulative Box Office Gross of $333,316,961 and the overall logged weeks of 981.

      As of February 5, 2004; a total of 37 new productions have opened on Broadway during the current 2003-2004 theatrical season and compared to 25 new productions for the same period ending February 5, 2003. The total new productions for the entire 2002-2003 theatrical season total 41 productions.

      As of February 5, 2004; a total of 27 productions previously running on Broadway closed during the 2003-2004 theatrical season and compared to 29 productions that closed for the same period ending February 5, 2003. The total productions that closed during the entire 2002-2003 theatrical season totaled 47 productions.

      New York continues to be one of the top tourist destinations in the United States. In 2002, New York City was ranked as the top U.S. Destination by Hotels.com for the 2003-2004 winter destination followed by Las Vegas and Orlando. In 2002, 35.3 million tourists journeyed to New York an overall growth after the events September 11, 2001. The highest reported year was 1999 with
36.4 million visitors with a significant gain from U.S. domestic visitors and a significant reduction in foreign visitors.

      However, it is unclear whether such demand will continue given the generally unstable economic and political climate.

      As at December 31, 2003, we had employed a total of three employees of which all are full time, and the company has two consultants. We may need to hire additional employees during the year ending December 31, 2004 if our needs and resources permit.

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

ITEM 7. FINANCIAL STATEMENTS

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

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

             Notes to financial statements

INDEPENDENT ACCOUNTANT'S AUDIT REPORT

To the Board of Directors and Stockholders

Clixtix, Inc. and Subsidiary
(Formerly Phyllis Maxwell's Group, Inc.)
1501 Broadway
Suite 1807
New York, NY 10036

                       INDEPENDENT ACCOUNTANT'S AUDIT REPORT

I have audited the accompanying consolidated balance sheet of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) as of December 31, 2003 and 2002, and the related consolidated statement of operations, consolidated changes in stockholders' equity and consolidated cash flows for the year ended December 31, 2003 and 2002. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Also, an audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles accepted in the United States of America.


/s/"Richard Prinzi Jr." Brooklyn, New York January 31, 2004

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,    December 31,
                                                                     2003            2002
                                                                 ----------------------------
ASSETS

Current Assets:
        Cash                                                     $     53,158    $     52,406
        Commissions receivable                                         63,400          71,203
        Goodwill, net of amortization                                 162,178              --
        Other assets                                                    2,654           2,654
                                                                 ----------------------------

                    Total current assets                              281,390         126,263
                                                                 ----------------------------

                    Total assets                                 $    281,390    $    126,263
                                                                 ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable & other liabilities                     $     99,414    $     99,951
        Current Portion of Debt                                        22,000              --
                                                                 ----------------------------

                    Total Current liabilities                         121,414          99,951
                                                                 ----------------------------

Long-Term Liabilities:
        Loans from Officers                                            44,000              --
        Long-Term Portion of Debt                                      88,000              --
                                                                 ------------    ------------

                    Total liabilities                                 253,414          99,951

Stockholders' equity
        Common stock, $.001par value; 20,000,000
        shares authorized, 10,228,000 shares issued
        and outstanding                                                20,973          20,973
Additional paid-in capital                                             34,058          34,058
Retained earnings                                                     (27,055)        (28,719)
                                                                 ----------------------------

                    Total stockholders' equity                         27,976          26,312
                                                                 ----------------------------

                    Total liabilities and stockholders' equity   $    281,390    $    126,263
                                                                 ============================

        See accountants' audit report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year ended     Year ended
                                            December 31,   December 31,
                                                2003           2002
                                            ------------   ------------

Commission revenue                          $    243,875   $    222,715

General and administrative expenses              243,184        270,266
                                            ------------   ------------

Income (loss) from operations                        691        (47,551)

Interest income                                      973            433
                                            ------------   ------------

Net income (loss)                           $      1,664   $    (47,118)
                                            ===========================

Earnings per common share - basic
        and diluted                         $     0.0002   $    (0.0046)
                                            ===========================

Weighted average common shares
         outstanding - basic and
         dilutive                           $ 10,228,000   $ 10,228,000
                                            ============   ============

        See accountants' audit report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                 Common Stock       Additional
                                           -----------------------    Paid-In      Retained
                                             Shares       Amount      Capital      Earnings       Total
                                             ------       ------    ---------------------------------------
Year ended December 31, 2002:

Balances, December 31, 2001                10,228,000   $   20,973   $   34,058   $   18,399    $   73,430

Net loss, year ended December 31, 2002             --           --           --      (47,118)      (47,118)
                                           ---------------------------------------------------------------

Balances, December 31, 2002                10,228,000       20,973       34,058      (28,719)       26,312

Year ended December 31, 2003:

Net income, year ended December 31, 2003           --           --           --        1,664         1,664
                                           ---------------------------------------------------------------

Balances, December 31, 2003                10,228,000   $   20,973   $   34,058   $  (27,055)   $   27,976
                                           ===============================================================

        See accountants' audit report and notes to financial statements.

                          Clixtix, Inc and Subsidiary

                   (Formerly Phyllis Maxwell's Groups, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year ended      Year ended
                                                                    December 31,    December 31,
                                                                        2003            2002
                                                                    ----------------------------
Reconciliation of net loss to net cash provided by
    operating activities:
           Net Income (loss)                                        $      1,664    $    (47,118)
                                                                    ----------------------------

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

                Deferred income taxes                                         --         (12,420)

                Accrued interest                                              --              --

                Change in assets (increase) decrease:

                   Commission receivable                                   7,803          32,336

                   Other assets                                               --              --

                       Change in liabilities increase (decrease):

                   Accounts payable & other liabilities                  153,463          60,243
                                                                    ----------------------------

                                      Total adjustments                  161,266          80,159

                Net cash provided by (used in)
                operating activities                                     162,930          33,041
                                                                    ----------------------------

     Investing activities:

                Goodwill from purchase of business                       162,178
                                                                    ----------------------------

                Net cash (used in) provided by
                financing activities                                    (162,178)             --
                                                                    ----------------------------

     Financing activities:

                Net cash (used in) provided by
                financing activities                                          --              --
                                                                    ------------    ------------

Net increase (decrease) in cash                                              752          33,041

Cash, beginning of year                                                   52,406          19,365
                                                                    ------------    ------------

Cash, end of year                                                   $     53,158    $     52,406
                                                                    ============    ============

        See accountants' audit report and notes to financial statements.

                           Clixtix, Inc and Subsidiary

                    (Formerly Phyllis Maxwell's Groups, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Nature of Operations and Basis of Consolidation:

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

         Income Taxes

         The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes". Under this method, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis for assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carryforwards. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Note 2   Summary of Significant Accounting Policies (Continued):

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

Note 3   Stockholders' Equity (Continued):

         Cancellation of Common Stock

         On December 30, 2001, the Company accepted 1,272,000 of the Company's common stock from the Company's President as repayment of an outstanding stockholder loan receivable totaling $25,440. These common shares were cancelled upon acceptance by the Company.

Note 4   Operating Leases:

         At December 31, 2003, the Company is obligated under operating leases for office space and office equipment, with minimum lease payments through April 2010 as follows:

                    Year ending
                    December 31,                                Amount
                    ------------                                ------

                        2003                                  $  16,354

                        2004                                     16,354

                        2005                                     16,354

                        2006                                     16,354

                        2007                                     16,354

                     Thereafter                                  47,847
                                                              ---------
                                                              $ 129,617
                                                              =========

         Rent expense for the years ended December 31, 2003 and 2002 applicable to these operating leases was $22,614 and $17,811, respectively.

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

Note 5   Concentration Risk (Continued):

         As shown in the consolidated financial statements the accumulated deficit at December 31, 2003 amounted to $27,055. Management believes that over the next twelve months, its operations will be sustained by its existing cash, operations and new business acquired at the end of 2003. The Company's current management and operations have been in existence for several years and have accumulated a great deal of experience in this industry.

         The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

Note 6   Deferred Income Taxes:

         The Company has a carry-forward loss for income tax purposes of $27,055 that may be offset against future taxable income. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets. The deferred tax assets, liabilities and valuation allowances as of December 31, 2003 and 2002 consist of the following:

                                                December 31,    December 31,
                                                     2003            2002
                                                ----------------------------

         Deferred tax assets arising form net
         operating losses                       $      6,764           7,180

         Less: Valuation allowance                    (6,764)         (7,180)
                                                ----------------------------
         Net Deferred tax liabilities, net      $         --    $         --
                                                ----------------------------
         Net Deferred Tax Assets, net           $         --    $         --
                                                ============================

Note 7   Intangable Asset:

         On September 23, 2003 the Company purchased the customer list and commissions receivable of Vic Cantor Theatre Party Services for $164,000. The assets was recorded as goodwill to be amortized over 15 years. The amortization expense at December 31, 2003 is $1,822, the accumulated amortization is as follows:

                                    December 31,    December 31,
                                         2003            2002
                                    ----------------------------

         Goodwill                   $    164,000              --

         Accumulated Amortization         (1,822)             --
                                    ----------------------------
                                    $    162,178    $         --
                                    ============================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreement with our accountants on accounting and financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

      Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms.

Changes in Internal Controls

      There were no significant changes in the our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

      Our management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Our directors, executive officers and other key employees, and their ages, as of February 5, 2003 are as follows:

Name                   Age    Positions held with the Company      Since
----                   ---    -------------------------------      -----
Phyllis Maxwell        78     President and Director                1989
Richard Kelley         63     Director                              1998

      The backgrounds of our directors, executive officers and significant employees are as follows:

      Phyllis Maxwell is the founder and has been president of our company since 1989. After over 23 years of experience in theatre, we believe that Mrs. Maxwell has built relationships with box office personnel as well as a reputation for service and knowledge of theatre.

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

ITEM 10. EXECUTIVE COMPENSATION

      The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended December 31, 2000, 2001 and 2002. None of our other executive officers received salary and bonus exceeding $100,000 during those years.

---------------------------------------------------------------------------
                        Summary Compensation Table
---------------------------------------------------------------------------
Name and Principal                                            All Annual
    Position            Year     Salary            Bonus     Compensation
-------------------    -------- ------------  -------------  ------------
                                                                 (**)
-------------------    -------- ------------  -------------  ------------

Phyllis Maxwell         2003    $48,000(1)          $ 0         $ 0
President               2002    $48,000(1)          $ 0         $ 0
                        2001    $48,000(1)          $ 0         $ 0
-------------------    -------- ------------  -------------  ------------

Richard Kelley          2003    $52,000(2)          $ 0         $ 0
Vice President          2002    $52,000(2)          $ 0         $ 0
                        2001    $55,000(2)          $ 0         $ 0
-------------------    -------- ------------  -------------  ------------

(1) Mrs. Maxwell receives health insurance and related fringe benefits, which amounted in total to approximately $3,000 in 2003, $2,988 in 2002, and $2,388 in 2001. As a requirement of business, Mrs. Maxwell attends every show on Broadway and much of Off-Broadway. (A portion of her expenses, such as meals, transportation and entertainment of customers, are paid for by us.)

(2) Mr. Kelley receives health insurance and other fringe benefits which amounted in total to approximately $10,500 in 2003 $10,508 in 2002, and $3,730 for 2001. In addition, in 2001, Mr. Kelley received $2,500 to cover his moving expenses in 2001.

Directors' Compensation

      Directors are not compensated for their services as such. There are no standard or other arrangements pursuant to which directors are compensated for any services provided as a director or for which any director was compensated during 2003 for any services provided as a director.

Employment and Severance Agreement

      There are no employment contracts or agreements between us and our officers.

      We do not have any employee stock option or other incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following lists as of March 5, 2004 the beneficial ownership of common stock of each person known to us who owns more than 5% of our issued and outstanding common stock and of our directors, executive officers and significant employees.

Name and address** of               Amount and Nature          Percent of
Beneficial Owner                 of Beneficial Ownership         Class
-------------------------        -----------------------         -----
Phyllis Maxwell                        4,536,800 ***              44%

All directors, executive officers      4,536,800                  44%
And significant employees as a
Group (2 persons)

*     Less than 1%

** Unless otherwise referenced, the address for each of the above mentioned parties is c/o Clixtix, Inc., 1501 Broadway, Suite 1807, New York, New York 10036.

*** Herb Maxwell, the husband of Phyllis Maxwell, currently owns 20,000 shares not included in the ownership of shares by Phyllis Maxwell.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

(a)   Exhibits:

EXHIBIT                    DESCRIPTION OF EXHIBIT AND FILING REFERENCE
NUMBER

Exhibit 2.0 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.0 to the Annual Report on Form 10KSB for the year ended December 31, 2001)

Exhibit 3.1(a) Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Company's Registration Statement on Form SB-2, File Number 333-46828 (the "Registration Statement"))

Exhibit 3.1(b) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(b) of the Company's Registration Statement)

Exhibit 3.1(c) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(c) of the Company's Registration Statement.

Exhibit 3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement)

Exhibit 21.0               Subsidiaries of the Registrant

Exhibit 31.1               Rule 13a-14(a)/15d-14(a) Certification by the Chief
                           Executive Officer

Exhibit 31.2               Rule 13a-14(a)/15d-14(a) Certification by the Chief
                           Financial Officer

Exhibit 32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxlely Act of 2002.

Exhibit 32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxlely Act of 2002

      (b) Reports on Form 8K: No reports were filed on Form 8K during the last quarter of the fiscal year ended December 31, 2001.

ITEM 14. CONTROLS AND PROCEDURES.

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

Since the disclosures affect both financial and non-financial information we have instructed our legal counsel to provide us with a annual update, and copies of, amendments to or the adoption of new laws and/or regulations affecting such disclosures. Contact your legal counsel and have him/her provide a copy to the company of any new disclosure rule updates or changes. Additionally, we have asked our auditors to provide us a checklist to be followed in connection with quarterly and annual financial reporting obligations. We also will require all officers and directors to complete officers and directors questionnaires with respect to each periodic report.

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

The committee will review and revise as necessary the description of the risk factors affecting our business; and, will meet periodically to identify material items and trends requiring disclosure. The committee will also undertake to review, evaluate and revise as necessary our disclosure controls and procedures and internal controls are required to be evaluated annual (every 90 days).

The chief executive officer will be responsible for documenting the procedures undertaken and completed with respect to each report.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2004                                  Clixtix, Inc.
By: /s/ Phyllis Maxwell                              Phyllis Maxwell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                       DATE


By: /s/ Phyllis Maxwell      President and Director
Phyllis Maxwell              (principal executive officer)  February 19, 2004


By: /s/ Richard Kelley       Vice President and \
Richard Kelley               (principal financial officer)  February 19, 2004

                                  Clixtix, Inc.
                 Form 10KSB for the Year Ended December 31, 2003
                         Commission File No.: 333-46828
                                Index to Exhibits

Exhibit Number

Exhibit 2.0 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.0 to the Annual Report on Form 10KSB for the year ended December 31, 2001).*

Exhibit 3.1(a)     Articles of Incorporation (incorporated by reference to
                   Exhibit 3.1(a) of the Company's Registration Statement on Form SB-2, File Number 333-46828 (the "Registration Statement").*

Exhibit 3.1(b) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(b) of the Company's Registration Statement).*

Exhibit 3.1(c) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1(c) of the Company's Registration Statement).*

Exhibit 3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement).*

Exhibit 21.        Subsidiaries of the Registrant

Exhibit 31.1       Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive
                   Officer

Exhibit 31.2       Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
                   Officer

Exhibit 32.1       Certification by the Chief Executive Officer pursuant to
                   Section 906 of the Sarbanes-Oxlely Act of 2002.

Exhibit 32.2       Certification by the Chief Financial Officer pursuant to
                   Section 906 of the Sarbanes-Oxlely Act of 2002

*     Previously Filed.