Form 10KSB/A
period 2003-12-31
CLIXTIX INC
filed 2004-03-30
CIK 1124813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10K-SBA

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

                                Yes: |_| No: |_|

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

                                      None.

                              TABLE OF CONTENTS

ITEM 1.   DESCRIPTION OF BUSINESS                                      4

ITEM 2.   DESCRIPTION OF PROPERTY                                     10

ITEM 3.   LEGAL PROCEEDINGS                                           11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            and SMALL BUSINESS ISSUER PURCHASES of EQUITY SECURITIES  11

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   12

ITEM 7.   FINANCIAL STATEMENTS                                        18

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                    28

ITEM 8A.  CONTROLS AND PROCEDURES                                     28

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          29

ITEM 10.  EXECUTIVE COMPENSATION                                      29

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS 31

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              31

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K                             32

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                      33

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

      THE VALUE AND TRANSFERABILITY OF OUR SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR OUR SHARES AND THE PENNY STOCK RULES.

      There is a limited trading market for our shares on the NASD Over-the-Counter Bulletin Board. There can be no assurance that such a trading market will be sustained.

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

OUR AUDITOR'S PENDING SEC REGISTRATION APPROVAL MAY IMPACT OUR COSTS AND OUR SHAREHOLDER's ABILITY TO PURCHASE and SELL SHARES.

Our auditor has yet to receive final approval of his registration under new SEC Rules and Regulations. Our auditor is actively pursuing approval of such registration. If such approval is not obtained, we will be forced to retain new auditors who may need to re-audit our financial statements. This may require substantial expense as well as a considerable amount of time. Failure to promptly complete and file the necessary audited financial statements may result in the NASD "delisting" our securities from the OTC-BB. Consequently, pending such approval, this report is being filed without a signed audit report.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS and SMALL BUSINESS ISSUER PURCHASES of EQUITY SECURITIES

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

ITEM 7.  FINANCIAL STATEMENTS

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

                                    CONTENTS

Financial Statements:

         Accountant's Opinion Letter (to be provided by amendment).

         Consolidated balance sheets

         Consolidated statements of Income

         Consolidated statements of stockholders' equity

         Consolidated statements of cash flows

         Notes to financial statements

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,    December 31,
                                                                     2003            2002
                                                                 ------------    ------------
ASSETS

Current Assets:

        Cash                                                     $     53,158    $     52,406
        Commissions receivable                                         63,400          71,203
        Goodwill, net of amortization                                 162,178              --
        Other assets                                                    2,654           2,654
                                                                 ----------------------------

                    Total current assets                              281,390         126,263
                                                                 ----------------------------

                    Total assets                                 $    281,390    $    126,263
                                                                 ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts payable & other liabilities                     $     99,414    $     99,951
        Current Portion of Debt                                        22,000              --
                                                                 ----------------------------

                    Total Current liabilities                         121,414          99,951
                                                                 ----------------------------

Long-Term Liabilities:
        Loans from Officers                                            44,000              --
        Long-Term Portion of Debt                                      88,000              --
                                                                 ----------------------------

                    Total liabilities                                 253,414          99,951

Stockholders' equity
        Common stock, $.001par value; 20,000,000
        shares authorized, 10,228,000 shares issued
        and outstanding                                                20,973          20,973
Additional paid-in capital                                             34,058          34,058
Retained earnings                                                     (27,055)        (28,719)
                                                                 ----------------------------

                    Total stockholders' equity                         27,976          26,312
                                                                 ----------------------------

                    Total liabilities and stockholders' equity   $    281,390    $    126,263
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

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                  Additional
                                              Common Stock           Paid
                                         -----------------------     -In         Retained
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

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended      Year ended
                                                             December 31,    December 31,
                                                                 2003            2002
                                                             ------------    ------------
Reconciliation of net loss to net cash provided by
   operating activities:
           Net Income (loss)                                 $      1,664    $    (47,118)
                                                             ------------    ------------

     Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Deferred income taxes                                  --         (12,420)
                Accrued interest                                       --              --

                Change in assets (increase) decrease:
                   Commission receivable                            7,803          32,336
                   Other assets                                        --              --

                Change in liabilities increase (decrease):
                   Accounts payable & other liabilities           153,463          60,243
                                                             ------------    ------------

                                      Total adjustments           161,266          80,159

                Net cash provided by (used in)
                operating activities                              162,930          33,041
                                                             ------------    ------------

     Investing activities:
                Goodwill from purchase of business                162,178
                                                             ------------    ------------

                Net cash (used in) provided by
                financing activities                             (162,178)             --
                                                             ------------    ------------

     Financing activities:
                                                             ------------    ------------

                Net cash (used in) provided by
                financing activities                                   --              --
                                                             ------------    ------------

Net increase (decrease) in cash                                       752          33,041

Cash, beginning of year                                            52,406          19,365
                                                             ------------    ------------

Cash, end of year                                            $     53,158    $     52,406
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

                Utilization of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

Note 2          Summary of Significant Accounting Policies (Continued):

                Net Income (Loss) Per Common Share

                Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.The Company has not issued any potentially dilutive common shares.

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

                Initial Public Offering

                In September 2000, the Company filed an initial public offering registration with the Securities and Exchange Commission for purpose of issuing an additional 1,000,000 shares of common stock at an issuance price of $.05 per share.This filing was approved by the Securities and Exchange Commission during February 2001.Total costs incurred during the year ended December 31, 2000 by the Company for the offering, including the issuance of common stock to the Company's legal counsel were $45,000.The offering was completed during May 2001.Net proceeds from this offering were $37,022, net of issuance costs of $12,978.

                Following the issuance of the initial public offering of common shares, the Company's current President owned 87% of the outstanding common stock of the Company.

Note 3          Stockholders' Equity (Continued):

                Cancellation of Common Stock

                On December 30, 2001, the Company accepted 1,272,000 of the Company's common stock from the Company's President as repayment of an outstanding stockholder loan receivable totaling $25,440.These common shares were cancelled upon acceptance by the Company.

Note 4          Operating Leases:

                At December 31, 2003, the Company is obligated under operating leases for office space and office equipment, with minimum lease payments through April 2010 as follows:

                    Year ending
                    December 31,                 Amount
                    ------------                 ------

                        2003                    $ 16,354

                        2004                      16,354

                        2005                      16,354

                        2006                      16,354

                        2007                      16,354

                     Thereafter                   47,847
                                                --------
                                                $129,617
                                                ========

                Rent expense for the years ended December 31, 2003 and 2002 applicable to these operating leases was $22,614 and $17,811, respectively.

Note 5          Concentration Risk:

                Financial instruments, which potentially expose the Company to concentrations of credit risks, consist primarily of cash and commissions receivable. Commissions receivables are due from production companies, which operate in theaters throughout New York City.The Company minimizes its risks by monitoring its customer balances.

                The Company at times during the year maintains its cash in accounts, which exceed Federally insured limits for such accounts.The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

                The Company's revenue stream is directly dependent upon in the influx of tourism into New York City. The World Trade Center tragedy on September 11, 2001 has had a severe impact on economic growth in New York City, especially with respect to tourism.The possibility of fewer potential customers for future performances may negatively impact the Company's future results.

Note 5          Concentration Risk (Continued):

                As shown in the consolidated financial statements the accumulated deficit at December 31, 2003 amounted to $27,055.Management believes that over the next twelve months, its operations will be sustained by its existing cash, operations and new business acquired at the end of 2003.The Company's current management and operations have been in existence for several years and have accumulated a great deal of experience in this industry.

                The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

Note 6          Deferred Income Taxes:

                The Company has a carry-forward loss for income tax purposes of $27,055 that may be offset against future taxable income. The carry-forward loss expires in the year 2020.Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.The deferred tax assets, liabilitiesand valuation allowances as of December 31, 2003 and 2002 consist of the following:

                                                                           December 31,       December 31,
                                                                               2003               2002
                                                                           ------------       ------------
                Deferred tax assets arising form net operating losses      $      6,764              7,180
                Less: Valuation allowance                                        (6,764)            (7,180)
                                                                           ------------       ------------
                Net Deferred tax liabilities, net                          $         --       $         --
                                                                           ------------       ------------
                Net Deferred Tax Assets, net                               $         --       $         --
                                                                           ============       ============

Note 7          Intangable Asset:

                On September 23, 2003 the Company purchased the customer list and commissions receivable of Vic Cantor Theatre Party Services for $164,000. The assets was recorded as goodwill to be amortized over 15 years. The amortization expense at December 31, 2003 is $1,822, the accumulated amortization is as follows:

                                              December 31,       December 31,
                                                   2003               2002
                                              ------------       ------------
                Goodwill                      $    164,000                 --
                Accumulated Amortization            (1,822)                --
                                              ------------       ------------
                                              $    162,178       $         --
                                              ============       ============

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

---------------------------------------------------------------------------
                        Summary Compensation Table
------------------------------------------------- --------- ---------------

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

Name and address** of            Amount and Nature          Percent of
Beneficial Owner                 of Beneficial Ownership       Class
-------------------------        -----------------------      ------
Phyllis Maxwell                       4,536,800 ***             44%

All directors, executive officers     4,536,800                 44%
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

Exhibit 3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement)

Exhibit 21.0 Subsidiaries of the Registrant [Note to draft-Need to include acquisition of Vic Cantor]

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      A. AUDIT FEES - An aggregate of respectfully $ 6,500 and $ 1,000 was paid to Richard M. Prinzi, Jr. for audit fees for the fiscal year ended December 31, 2003 and 2002.

      B.    AUDIT RELATED FEES. None.

      C.    TAX FEES. None.

      D.    ALL OTHER FEES. None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2004                                Clixtix, Inc.
By: /s/ Phyllis Maxwell                              Phyllis Maxwell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                       DATE

By: /s/ Phyllis Maxwell       President and Director
                              (principal executive officer)     March 30, 2004

Phyllis Maxwell

By: /s/ Richard Kelley        Vice President and \
                              (principal financial officer)     March 30, 2004

Richard Kelley

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

Exhibit 3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement).*

Exhibit 21.          Subsidiaries of the Registrant                          37

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