Form 10KSB/A
period 2003-12-31
CLIXTIX INC
filed 2004-05-27
CIK 1124813

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

                                      None.

                                TABLE OF CONTENTS

ITEM 1.   DESCRIPTION OF BUSINESS                                                 4

ITEM 2.   DESCRIPTION OF PROPERTY                                                 9

ITEM 3.   LEGAL PROCEEDINGS                                                       9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    10

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS and SMALL
          BUSINESS ISSUER PURCHASES of EQUITY SECURITIES                         10

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              10

ITEM 7.   FINANCIAL STATEMENTS                                                   17

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                                   29

ITEM 8A.  CONTROLS AND PROCEDURES                                                29

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                    30

ITEM 10.  EXECUTIVE COMPENSATION                                                 30

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS                                            32

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         32

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K.                                       33

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                                 34

SIGNATURES                                                                       34

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

Pursuant to an Asset Purchase Agreement dated as of September 23, 2003 by and among Clixtix, Inc., Vic Cantor Theatre Party Services, Inc., a New York corporation and Harold Fishkin, the sole shareholder of Vic Cantor Theatre Party Services, Clixtix acquired certain of the assets of Vic Cantor Theatre Party Services in consideration of the payment of an aggregate purchase price of $164,000. The Purchase Price was paid (a) $54,000 by certified check and (b) the balance by delivery of a three year promissory note payable $110,000 bearing an interest rate of 4.5% in equal monthly installments of $3,312.47 commencing on December 23, 2003. Based upon certain threshold ticket sales being achieved over the next 12 months, VCT has the ability to "earn" an additional $36,000 generated and closed by Robert Trautmann, a sales agent, if paid.The assets acquired consent of: 1) Customer List; 2) Several sales agents and the continuing relationships among customers, box office personnel and industry people is valuable, though difficult to quantify. Please refer to "ITEM 6. Management's Discussion And Analysis Or Plan Of Operation."

      Vic Cantor Theatre Party Services, founded over thirty years ago , has been engaged in the business of group and individual ticket sales for theatrical and other events in the New York City area. In accordance with the terms of the Asset Purchase Agreement, each of VCT and Harold Fishkin has agreed not to compete with Clixtix for a period of five years.

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

      OUR PAST REVENUE GROWTH MAY NOT CONTINUE IN THE FUTURE WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR PROFIT LEVELS.

      We experienced revenue growth during the recent year, for the year ended December 31, 2003 our revenues increased by approximately 13% over the year ended December 31, 2002, as compared to decreases reported during the previous two years of 15% and 2%, respectfully for the year ended December 31, 2002 and 2001. The prediction of our future results is difficult and, therefore, our past revenue growth should not be taken as an indication of any growth that can be expected in the future.

      A significant growth in revenues over previous years is based upon the events surrounding September 11, 2001 and the sustained negative financial impact of the Broadway and Off-Broadway theatrical industry, tourism in New York City and a reduction in the number of available shows subsequent to September 11th. In the recent years, New York City and the theatrical industry has begun, and continues, to experience a period of recovery and growth directly affecting our growth. For the year ended December 31, 2003,a portion of the growth in revenues can be attributed to the acquisition of Vic Cantor Theatre Party Services.

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

      As of February 6, 2004, Phyllis Maxwell, our president, owned 5,086,600 shares (approximately 50%) of our issued and outstanding shares of common stock. During 2002 and January of 2003 Mrs. Maxwell sold 1,341,200 shares pursuant to a registration statement we filed on March 27, 2002, on Form SB-2 on behalf of Mrs. Maxwell. She had also gifted her children with an aggregate of 1,250,000 shares. Mrs. Maxwell also gifted 350,000 shares of common stock to each of her three children in 2003. Mrs. Maxwell is able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combinations transactions. Mrs. Maxwell's husband, Herb Maxwell, currently owns 20,000 shares of common stock.

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

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 RESULTS OF OPERATIONS

      For the year ended December 31, 2002, we had a net loss of $8,337 compared to a net loss of $47,118 for the year ended December 31, 2002, an decrease in loss of $38,781. Our commission revenues increased by approximately 13% from $222,715 for the year ended December 31, 2002 to $250,949 for the year ended December 31, 2003.

      Our general and administrative expenses decreased by 10% from 270,266 for the year ended December 31, 2002 to $260,259 for the year ended December 31, 2003 attributed to include but are not limited to officers' compensation, salaries and wages, employee benefit programs, consulting expenses, professional fees, travel and entertainment, rent and other office expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

      We ended 2003 with no cash on hand compared to $52,406 at December 31, 2002. For the year ended December 31, 2003, we had a negative cash flow from operating activities of $ 62,486 compared to a cash flow from operating activities of $33,041, for the year end December 31, 2002. The decrease in cash flow for the year ended December 31, 2003 can be attributed to the acquisition of Vic Cantor Theatre Party Services for $164,000 and the increase in liabilities of $88,697 for the year ended December 31, 2003.

      On September 23, 2003 (the "Acquisition Date"), the Company entered into an Asset Purchase Agreement (the "Agreement") with Vic Cantor Theatre Party Services, Inc. ("VCT") ,a New York Corporation, and Harold Fishkin, the sole shareholder of Vic Cantor Theatre Party

Services. Pursuant to the Agreement, the Company acquired a customer list for $54,000 in cash and incurred a note payable to VCT in the amount of $110,000 (refer to note 4 of our audited financial statements) for a total consideration of $164,000. Also, the aggregate purchase price of the customer list from VCT may be reduced if certain levels of earnings are met over the next 12 month period from the Acquisition Date.

      Pursuant to the Agreement, as part of an earn-out provision, the Company, based on future commissions received from one former customer of VCT may be liable to pay the seller up to an additional $36,000 in 2004. Management's current estimate is that it is reasonably possible that some earn-out payment will be made from future commissions earned from this one customer in 2004. As of the date of the financial statements included in this report, the total earn-out to be paid is unknown.

      The acquired customer list is subject to amortization over its estimated useful life of 5 years.

Customer list - at cost           $ 164,000

Less:  accumulated amortization      (8,896)
                                  ---------

             Total                $ 155,104
                                  =========

      Amortization expense for the year ended December 31, 2003 was $8,896. Estimated amortization expense for each of the ensuing years through December 31, 2008 is approximately $32,800.

      A related party to the Company loaned $44,000 to the Company in order to acquire the customer list. The loan is a demand note, with no defined terms or interest rate.

      Pursuant to the acquisition of the customer list (refer to note 3 of our audited financial statements), the Company had incurred a note payable to VCT for the principal amount of $110,000, due in three years. The note bears an interest of 4.50% per annum with future maturities of $38,024 in 2004, $36,779 in 2005 and $35,197 in 2006. Payment of the note balance is contingent upon future earnings derived from the acquired customer list. No payments were made in 2003. The first payment was made January 2004.

      The principal balance will be reduced by the difference, if any, between $150,000 and the net revenues derived by the Company from the customer list, one year after the Acquisition Date. Management believes, based on past performance of VCT and future projections that it is probable that the total principal balance will be due to VCT.

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

ITEM 7. FINANCIAL STATEMENTS

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

                                    CONTENTS

Financial Statements:

                                                                            Page
                                                                            ----

         INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS                      17

         INDEPENDENT AUDITORS' REPORT - CURRENT AUDITOR                      18

         INDEPENDENT AUDITORS' REPORT - PREDECESSOR AUDITOR                  19

         CONSOLIDATED FINANCIAL STATEMENTS:

                  BALANCE SHEET                                              20

                  STATEMENTS OF OPERATIONS                                   21

                  STATEMENTS OF CHANGES IN STOCKHOLDERS'
                           EQUITY                                            22

                  STATEMENTS OF CASH FLOWS                                   23

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                   24-28

Board of Directors
Clixtix, Inc.
New York, N.Y.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Clixtix, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clixtix, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Clixtix, Inc. and subsidiaries will continue as a going concern. As more fully described in
Note 1, the Company's recurring losses from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Livingston Wachtell & Co., LLP
New York, New York
April 29, 2004

                             Richard M. Prinzi, Jr.
                           Certified Public Accountant
                                 8403 7th Avenue
                               Brooklyn, NY 11228
                              Phone (71P8) 748-2300

INDEPENDENT ACCOUNTANT'S AUDIT REPORT

To the Board of Directors and Stockholders
Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) 1501 Broadway
Suite 1807
New York, New York 10036

I have audited the accompanying consolidated balance sheet of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) as of December 31, 2002, and the related consolidated statement of operations, consolidated changes in stockholders' equity and consolidated cash flows for the year ended December 31, 2002. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The consolidated balance sheet of Clixtix, Inc. and Subsidiary (Formerly Phyllis Maxwell's Group, Inc.) as of December 31, 2001, is presented herein. The related consolidated statement of operations, stockholders' equity and cash flows for the year then ended are also presented herein for comparison.

The audit report dated February 14, 2002, prepared by the Company's former auditor which an unqualified opinion was expressed is not presented herein. The December 31, 2002 financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Brooklyn, New York
February 5, 2003              /s/ Richard Prinzi Jr.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,   December 31,
                                                                       2003            2002
                                                                    --------------------------
ASSETS

Current Assets:
        Cash and cash equivalents                                   $      --       $  52,406
        Commissions receivable                                         48,865          71,203
        Other assets                                                    2,654           2,654
                                                                    -------------------------
Intangible Asset
        Customer list, net of amortization                            155,104              --
                                                                    -------------------------
                    Total assets                                    $ 206,623       $ 126,263
                                                                    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Cash overdraft                                              $  20,000       $      --
        Accounts payable & other liabilities                           14,568          99,951
        Current Portion of Debt                                        38,024              --
                                                                    -------------------------

                    Total Current liabilities                          72,672          99,951
                                                                    -------------------------

Long-Term Liabilities:
        Loans from Officers                                            44,000              --
        Long-Term Portion of Debt                                      71,976              --
                                                                    -------------------------
                    Total liabilities                                 188,648          99,951

Stockholders' equity
        Common stock, $.001par value; 20,000,000
        shares authorized, 10,228,000 shares issued
        and outstanding                                                 1,023          20,973
Additional paid-in capital                                             54,008          34,058
Retained earnings                                                     (37,056)        (28,719)
                                                                    -------------------------

                    Total stockholders' equity                         17,975          26,312
                                                                    -------------------------

                    Total liabilities and stockholders' equity      $ 206,623       $ 126,263
                                                                    =========================

        See accountants' audit report and notes to financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year ended         Year ended
                                               December 31,       December 31,
                                                   2003               2002
                                               ------------       ------------

Commission revenue                             $    250,949       $    222,715

General and administrative expenses                 260,259            270,266
                                               ------------       ------------

Income (loss) from operations                        (9,310)           (47,551)

Interest income                                         973                433
                                               ------------       ------------

Net  loss                                      $     (8,337)      $    (47,118)
                                               ============       ============

Earnings per common share -
         basic and diluted                     $      (0.00)      $      (0.00)
                                               ============       ============

Weighted average common shares
         outstanding - basic and dilutive      $ 10,228,000       $ 10,228,000
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

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                      Additional
                                                 Common Stock             Paid
                                            ----------------------        -In        Retained
                                              Shares        Amount      Capital      Earnings        Total
                                            ----------      ------    ----------     --------       --------
Balances, December 31, 2001                 10,228,000      $1,023      $54,058      $ 18,399       $ 73,430

Net loss, year ended December 31, 2002              --          --           --       (47,118)       (47,118)
                                            ----------      ------      -------      --------       --------

Balances, December 31, 2002                 10,228,000       1,023       54,058       (28,719)        26,312

Year ended December 31, 2003:

Net loss, year ended December 31, 2003              --          --           --        (8,337)        (8,337)
                                            ----------      ------      -------      --------       --------

Balances, December 31, 2003                 10,228,000      $1,023      $54,058      $(37,056)      $ 17,975
                                            ==========      ======      =======      ========       ========

        See accountants' audit report and notes to financial statements.

                           Clixtix, Inc and Subsidiary

                    (Formerly Phyllis Maxwell's Groups, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended     Year ended
                                                                            December 31,   December 31,
                                                                                2003           2002
                                                                            ---------------------------
Reconciliation of net loss to net cash provided by
     operating activities:
           Net loss                                                          $  (8,337)      $(47,118)
                                                                             ------------------------
     Adjustments to reconcile net loss to net cash
           provided by operating activities:
                Deferred income taxes                                               --        (12,420)
                Amortization                                                     8,896             --

     Change in operating assets and liabilities:
                   Commission receivable                                        22,338         32,336
                  Accounts payable and accrued liabilities                     (85,383)        60,243
                                                                             ------------------------
     Net cash provided by (used in)
                operating activities                                           (62,486)        33,041
                                                                             ------------------------

     Cash Flow from Investing activities:
                Customer List                                                  (54,000)
                                                                             ------------------------
                Net cash used in
                investingactivities                                            (54,000)            --
                                                                             ------------------------

     Cash flows from financing activities:
                                                                             ------------------------
                Cash overdraft                                                  20,800
                Proceeds from Related Party Loan                                44,000
                                                                             ---------
                Net cashprovided by
                financing activities                                            64,080             --
                                                                             ------------------------
Net increase (decrease) in cash                                                (52,406)        33,041
Cash and cash equivalents, beginning of year                                    52,406         19,365
                                                                             ------------------------
Cash and cash equivalents, end of year                                       $      --       $ 52,406
                                                                             ========================
Supplemental disclosure of non cash investing and financing activities:
Note payable due to purchase of a customer list                              $ 110,000       $     --

        See accountants' audit report and notes to financial statements.

1.    NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

      Clixtix, Inc. (the "Company") formerly Phyllis Maxwell's Groups, Inc. ("Maxwell Group") is licensed by the City of New York to resell group tickets to Broadway and off-Broadway performances.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Maxwell Group Entertainment, Inc. ("Maxwell Entertainment"). In August 2001, Maxwell Entertainment was formed. During August 2001, Maxwell Group transferred its net assets to Maxwell Entertainment for all of its issued and outstanding common stock, forming a wholly-owned subsidiary. On the same day of the transfer of these assets, the Company amended its certificate of incorporation and changed its name to Clixtix, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

      CONCENTRATION, BUSINESS RISKS AND GOING CONCERN

      Financial instruments, which potentially expose the Company to concentrations of credit risks, consist primarily of cash and commissions receivable. The Company's revenue stream is directly dependent upon the influx of tourism in New York City. Commissions receivables are due from theatres throughout New York City. The Company minimizes its risks by monitoring its customer balances. Management has determined that no allowance for doubtful accounts was required at December 31, 2003.

      The Company maintains its cash in bank accounts, which at times during the year may exceed federally insured limits for such accounts. The Company limits its credit risk by selecting a financial institution that is highly creditworthy.

      As shown in the consolidated financial statements, the accumulated deficit at December 31, 2003 amounted to $37,056 and the Company experienced a net loss of $8,337 and $47,118, for the years ended December 31, 2003 and 2002, respectively. Management believes that over the next 12 months, its operations will be sustained by its current operations and the new business acquired from the customer list purchased in 2003. The Company's current management and operations have been in existence for many years and have accumulated a great deal of experience in this industry. Management is committed to support the Company with loans or capital contributions, as needed over the next 12 months.

      The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONTROL BY PRINCIPAL STOCKHOLDERS

      The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      SIGNIFICANT ESTIMATES

      Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of commissions receivable, the note payable incurred and the customer list acquired by the Company and its useful life.

      REVENUE RECOGNITION

      Commission revenue is recognized once tickets are reserved with the theatre and payment is received from the customer. Except for certain time periods throughout the year, the Company is generally paid directly from the theatre its commission after the date of the performance. The Company may lose its commission income due to cancellation of performances. Historically, these losses have not been significant and losses under present obligations are not expected to be significant. Accordingly, no provision has been made for future losses of commission income that may result from a cancellation of a performance.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

      LONG-LIVED ASSET

      The Company periodically evaluates the value of long-lived intangible asset for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the intangible asset, the intangible asset will be written down to its estimated fair value.

      INCOME TAXES

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis for assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to net operating loss carryforwards. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

      LOSS PER COMMON SHARE

      Loss per common share ("LPS") is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company had not issued any potentially dilutive common stock equivalents.

3.    ACQUISITION OF INTANGIBLE ASSET

      On September 23, 2003 (the "Acquisition Date"), the Company entered into an Asset Purchase Agreement (the "Agreement") with Vic Cantor Theatre Party Services, Inc. ("VCT"),a New York Corporation, and Harold Fishkin, the sole shareholder of VCT. Pursuant to the Agreement, the Company acquired a customer list for $54,000 in cash and incurred a note payable to VCT in the amount of $110,000 (refer to note 4) for a total consideration of $164,000. Also, the aggregate purchase price of the customer list from VCT may be reduced if certain levels of earnings are met over the next 12 month period from the Acquisition Date.

      EARN-OUT PROVISION

      Pursuant to the Agreement, as part of an earn-out provision, the Company, based on future commissions received from one former customer of VCT may be liable to pay the seller up to an additional $36,000 in 2004. Management's current estimate is that it is reasonably possible that some earn-out payment will be made from future commissions earned from this one customer in 2004. As of the date of these financial statements, the total earn-out to be paid is unknown.

      The acquired customer list is subject to amortization over its estimated useful life of 5 years.

             Customer list - at cost                  $   164,000

             Less: accumulated amortization                (8,896)
                                                      -----------

                      Total                           $   155,104
                                                      ===========

      Amortization expense for the year ended December 31, 2003 was $8,896. Estimated amortization expense for each of the ensuing years through December 31, 2008 is approximately $32,800.

4.    NOTES PAYABLE

      A related party to the Company loaned $44,000 to the Company in order to acquire the customer list. The loan is a demand note, with no defined terms or interest rate.

      Pursuant to the acquisition of the customer list (refer to note 3), the Company had incurred a note payable to VCT for the principal amount of $110,000, due in three years. The note bears an interest of 4.50% per annum with future maturities of $38,024 in 2004, $36,779 in 2005 and $35,197 in 2006. Payment of the note balance is contingent upon future earnings derived from the acquired customer list. No payments were made in 2003. The first payment was made January 2004.

      The principal balance shall be reduced by the difference between $150,000 and the net revenues derived by the Company from the customer list, one year after the Acquisition Date. Management believes, based on past performance of VCT and future projections that it is probable that the total principal balance will be due to VCT.

      Long term debt consisted of the following at December 31, 2003:

                 Note payable                        $    110,000

                 Less: current portion                    (38,024)
                                                     ------------

                 Total                               $     71,976
                                                     ============

5     DEFERRED INCOME TAXES

      The Company has a carryforward loss for income tax purposes of approximately $13,000 that may be offset against future taxable income. The carryforward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance, which increased approximately $10,000 in 2003, at 100% of the related deferred tax asset.

6.    COMMITMENTS AND CONTINGENCIES

      The Company leases office space under an operating lease expiring in April 2010. Minimum future rental payments under this lease are as follows:

                     Year Ended                        Amount
                     ----------                        ------

                        2004                        $    16,354
                        2005                             16,354
                        2006                             16,354
                        2007                             16,354
                        2008                             16,354
                  Subsequent to 2008                     47,847
                                                    -----------

                       Total                        $   129,617
                                                    ===========

      Rent expense for the years ended December 31, 2003 and 2002 was $22,326 and $17,811, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 27, 2004, Richard M. Prinzi, Jr. CPA ("RMP"), the principal independent accountant of Clixtix, Inc. (the "Company") resigned. RMP cited, in his letter of resignation, as his reason for resigning the fact that he is"...no longer providing audit services to any SEC regulated clients." The report of RMP on the Company's financial statements for the nine month period ended September 30, 2003 and the prior two years did not contain any adverse opinions or disclaimers of opinion. Nor were any reports modified as to uncertainty, audit scope, or accounting principles. There was no decision to change accountants that was recommended or approved by the Company's Board of Directors or any committee thereof.The Company did not have any disagreements with RMP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      On April 28, 2004, the Company engaged Livingston, Wachtel & Co., LLP as the principal accountant to audit the Company's financial statements for the year ended December 31, 2003.

      The Company filed a report on Form 8K dated April 29, 2004 reporting the occurrence of the foregoing.

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

---------------------------------------------------------------------------
                        Summary Compensation Table
---------------------------------------------------------------------------
                                                              All Annual
Name and Principal       Year     Salary          Bonus      Compensation
    Position
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

Name and address** of            Amount and Nature            Percent of
Beneficial Owner                 of Beneficial Ownership       Class
-------------------------        -----------------------      ------
Phyllis Maxwell                           5,086,600 ***          50%

All directors, executive officers         5,086,600              50%
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

Exhibit 99.1           Corporate Governance Principles and Code of Ethics

      (b) Reports on Form 8K: No reports were filed on Form 8K during the last quarter of the fiscal year ended December 31, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      A. AUDIT FEES - An aggregate of respectfully $ 6,500 and $ 1,000 was paid to Richard M. Prinzi, Jr. for audit fees for the fiscal year ended December 31, 2003 and 2002. We also paid audit fees in the amount of $7,500 to Livingston, Wachtel & Co., LLP in connection with their audit of our financial statements for the year ended December 31, 2003.

      B.    AUDIT RELATED FEES. None.

      C.    TAX FEES. None.

      D.    ALL OTHER FEES. None.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 25, 2004
Clixtix, Inc.


By: /s/ Phyllis Maxwell

Phyllis Maxwell, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                       DATE

By: /s/ Phyllis Maxwell       President and Director
                              (principal executive officer)    May 25, 2004
Phyllis Maxwell

By: /s/ Richard Kelley        Vice President and \
                              (principal financial officer)    May 25, 2004
Richard Kelley

                                  Clixtix, Inc.
                       Amendment No. 2 Dated May 25, 2004
               to Form 10KSB for the Year Ended December 31, 2003
                         Commission File No.: 333-46828
                                Index to Exhibits

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

Exhibit 21.            Subsidiaries of the Registrant*

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

Exhibit 99.1           Corporate Governance Principles and Code of Ethics

*     Previously Filed.