Form 10QSB
period 2004-03-31
CLIXTIX INC
filed 2004-06-04
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended March 31, 2004

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

10,228,000 shares of common stock outstanding as of March 31, 2004

Transitional Small Business Disclosure Format (Check One):Yes |_| No |X|

                                  CLIXTIX, INC

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION.............................................3

   Item 1. Financial Statements (Unaudited)................................3

      CONDENSED CONSOLIDATED BALANCE SHEETS................................4

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS......................5

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS......................6

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............7

   Item 2. Management's Discussion and Analysis or Plan of Operation......10

   Item 3. Controls and Procedures........................................17

PART II - OTHER INFORMATION...............................................17

   Item 1. Legal Proceedings..............................................17

   Item 2. Changes in Securities and Use of Proceeds......................17

   Item 3. Defaults Upon Senior Securities................................17

   Item 4. Submission of Matters to a Vote of Security Holders............18

   Item 5. Other Information..............................................18

   Item 6. Exhibits and Reports on Form 8-K...............................18

      SIGNATURE PAGE......................................................19

      CERTIFICATIONS......................................................20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31, 2004    March 31, 2003
                                                   --------------------------------
                                                     (Unaudited)       (Unaudited)
Assets
Current assets:
Cash                                                  $      --         $  5,588
Commissions receivable                                   52,585           86,468
Other assets                                              2,654            2,654
                                                      ---------         --------

Total current assets                                     55,239           94,710

Intangible asset
Customer list, net of amortization                      146,904               --
                                                      ---------         --------

Total assets                                          $ 202,143         $ 94,710
                                                      =========         ========

Liabilities & Stockholders' Deficiency
Current liabilities:
Cash overdraft                                        $   4,324         $     --
Accounts payable and accrued liabilities                 81,173           85,817
Current portion of debt                                  38,024               --
                                                      ---------         --------

Total current liabilities                             $ 123,521         $ 85,817
                                                      ---------         --------

Long-term liabilities:
Loans from officers                                      39,727               --
Long-term debt                                           62,884               --
                                                      ---------         --------

Total liabilities                                     $ 226,132         $ 85,817

Stockholders' deficiency:
Common stock, $.0001 par value;
20,000,000 authorized shares;
10,228,000 shares issued and outstanding              $   1,023         $  1,023
Additional paid-in capital                            $  54,008         $ 54,008
Deficit                                               $ (79,020)        $(46,138)
                                                      ---------         --------

Total stockholders' equity (deficiency)               $ (23,989)        $  8,893
                                                      ---------         --------

Total liabilities and stockholders' deficiency        $ 202,143         $ 94,710
                                                      =========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For The Three Months
                                                    Ended March 31,
                                                    ---------------

                                                2004                2003
                                                ----                ----
                                            (Unaudited)          (Unaudited)

Commission revenue                         $     83,712         $     33,595

General and administrative expenses             125,676               51,053
                                           ------------         ------------

Loss from operations                            (41,964)             (17,458)

Interest income                                      --                   39
                                           ------------         ------------

Net loss                                   $    (41,964)        $    (17,419)
                                           ============         ============

Loss per common share - basic
    and diluted                            $      (0.00)        $      (0.00)
                                           ============         ============

Weighted average number of common
    shares outstanding - basic and
    Diluted                                  10,228,000           10,228,000
                                           ============         ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Clixtix, Inc and Subsidiary
                    (Formerly Phyllis Maxwell's Groups, Inc.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Three Months
                                                            Ended March 31,

                                                         2004             2003
                                                         ----             ----
                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
Net cash provided by (used in) operating
     activities                                        $ 29,121         $(46,818)
                                                       --------         --------

Cash flows from investing activities                         --               --
                                                       --------         --------

Cash flows from financing activities:
     Cash overdraft                                     (15,756)
     Proceeds from related party loan                   (13,365)              --
                                                       --------         --------

     Net cash used in financing activities              (29,121)              --
                                                       --------         --------

Net decrease in cash                                         --          (46,818)

Cash and cash equivalents - beginning of period              --           52,406
                                                       --------         --------

Cash and cash equivalents - end of period              $     --         $  5,588
                                                       ========         ========

Supplemental disclosure of noncash
     investing and financing activities:
        Note payable due to the purchase
           of a customer list                          $     --         $     --
                                                       ========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Clixtix, Inc and Subsidiary
                    Formerly Phyllis Maxwell's Groups, Inc.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003, which is included in the Company's Annual Report on Form 10-KSB, as amended and filed with the Securities and Exchange Commission on May 27, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

      GOING CONCERN

      As shown in the consolidated financial statements, the accumulated deficit at March 31, 2004 amounted to $79,020 and the Company experienced a net loss of $41,964 and $17,419, for the three month period ended March 31, 2004 and 2003, respectively. Management believes that over the next 12 months, its operations will be sustained by its current operations and the new business acquired from the customer list purchased in 2003. The Company's current management and operations have been in existence for many years and have accumulated a great deal of experience in this industry. Management is committed to support the Company with loans or capital contributions, as needed over the next 12 months.

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

3.    DEFERRED INCOME TAXES

      The Company has a carryforward loss for income tax purposes of approximately $50,000 that may be offset against future taxable income. The carryforward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance, which increased approximately $12,000 for the three months ended March 31, 2004, at 100% of the related deferred tax asset.

4.    COMMITMENTS AND CONTINGENCIES

      The Company leases office space under an operating lease expiring in April 2010. Minimum future rental payments under this lease are as follows:

                     Year Ended                           Amount
                     ----------                           ------

                        2004                             $ 16,354
                        2005                               16,354
                       2006                                16,354
                        2007                               16,354
                        2008                               16,354
                  Subsequent to 2008                       47,847
                                                         --------

                        Total                            $129,617
                                                         ========

      EARN-OUT PROVISION

      Pursuant to an Agreement, as part of an earn-out provision, the Company, based on future commissions received from one former customer on the acquired customer list, may be liable to pay the seller up to an additional $36,000 in 2004. Management's current estimate is that it is reasonably possible that some earn-out payment will be made from future commissions earned from this one customer in 2004. As of the date of these financial statements, the total earn-out to be paid is unknown.

5.    SUBSEQUENT EVENT

      Management is currently exploring several opportunities for the Company to either merge or acquire another company. As of the date of these financial statements, no agreements have been made.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those financial statements included in this Quarterly Report and our Annual Report on Form 10KSB for the year ended December 31, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

OVERVIEW

We were incorporated under the name Phyllis Maxwell's Groups, Inc. in New York on April 18, 1989. On August 31, 2001, we filed a Certificate of Amendment changing our name to Clixtix, Inc.

Our wholly owned subsidiary, Maxwell Group Entertainment, Inc., was incorporated under the laws of New York on August 3, 2001.

On August 31, 2001, we and our subsidiary entered into an Agreement and Plan of Reorganization (the "Agreement"). Under the terms of the Agreement, we sold to our subsidiary all of our tangible and intangible assets appearing on our balance sheet as of September 30, 2001 and our subsidiary assumed all of the liabilities appearing on our balance sheet as of September 30, 2001 in consideration for 100 shares of our subsidiary's common stock, which constitutes all of the issued and outstanding stock of our subsidiary.

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

During the quarter ended March 31, 2004, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

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

FOR THE QUARTER THREE MONTHS ENDED MARCH 31, 2004 AND 2003 RESULTS OF OPERATIONS

For the quarter ended March 31, 2004, we had a net loss of $41,964 compared to a net loss of $17,419 for the quarter ending March 31, 2003.

Our increase in net loss and resulting losses can be attributed to the increased commission expense and buyout payments related to the acquisition of the Vic Cantor Theatre Party Services, Inc. and an increase of number personnel and base salaries and corresponding payroll taxes and employee benefits. Our commission revenues increased 249% from $33,595 for the quarter ended March 31, 2003 to $83,712 for the quarter ended March 31, 2004.

The rise in total commissions was attributed to the acquisition of the Vic Cantor Theatre Party Services, Inc., but there was an overall decline of the group sales industry for the quarter ended March 31, 2004. The New York theatrical industry has substantially recovered from the affects of September 11, 2001, but there was a significant decline in the number of "new" shows by the New York theatrical industry required to sustain or grow the related group sales industry. The impact the reduced "new" offerings in 2004 directly impacts bookings from customers by a lowered number of bookings. The announcement of "new" shows for the remainder of the year remains limited.

Customers frequently reserve tickets six to nine months in advance without the right to cancel, but our commissions are not received until after a specific performance date occurs. Customer demand is a factor beyond our control, which varies from quarter to quarter dependent upon availability of new shows. A majority of our customers are repeat customers seeking only new shows. A decrease of "new" shows will cause a decrease in overall commissions.

Another significant factor affecting our level of commission revenues is the availability of tickets for the shows in high demand. Customer demand is a factor beyond our control, which varies from quarter to quarter. If our customers are seeking to see shows for which there are few tickets available (i.e. The Producers, Hairspray, Boys for Oz, Avenue Q), we may have difficulty in obtaining such tickets which would cause our commission revenues to decrease. In addition, the age of the highly demanded shows also affects our ability to obtain tickets and, in turn, our commission revenues. The longer a popular production has been running, the less difficulty we face in obtaining and selling tickets.

Despite our increase in commission revenues, A significant cause of the increase in net loss was attributed to increased general and administrative expenses of 47.8% from $60,765 for the quarter ended March 31, 2003 to $89,790 for the quarter ended March 31, 2004. Our general and administrative expenses include, but are not limited to, salaries, employee benefit programs, professional fees, travel and entertainment, telephone, office rent and offices expenses. Our payroll expenses increased 140% from $ 13,547 for three months ended March 31, 2003 to $ 32,559 for three months ended March 31, 2004. An additional contributing factor included increased general office expense of 551% from $ 859 for three months ended March 31, 2003 to $ 3,878 for three months ended March 31, 2004.

A significant factor was increased commissions directly related to an the acquisition of the Vic Cantor Theatre Party Services, Inc. in the amount of $7,379.15 during the quarter ending March 31, 2004 and related buyout expenses in the amount of $9,092.41 during the quarter ending March 31, 2004.

Our professional expenses including legal, accounting and bookkeeping fees for the quarter and three months ended March 31, 2004 decreased 42% from $5,850 for three months ended March 31, 2003 to $3,400 for three months ended March 31, 2004. Our rent expense for the quarter and three months ended March 31, 2004 decreased 50% from $6,701 for three months ended March 31, 2003 to $3,341 for three months ended March 31, 2004. Our miscellaneous expense for the quarter and three months ended March 31, 2004 increased 57% from $2,201 for three months ended March 31, 2003 to $3,450 for three months ended March 31, 2004. Our offices expenses for the quarter and three months ended March 31, 2004 increased 551% from $ 859 for three months ended March 31, 2003 to $3,878 for three months ended March 31, 2004. Our office supply expenses for the quarter and three months ended March 31, 2004 decreased 73% from 2,482 for three months ended March 31, 2003 to $670 for three months ended March 31, 2004. Our travel expenses for the quarter and three months ended March 31, 2004 decreased 81% from 3,751 for three months ended March 31, 2003 to $721 for three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We ended the three month period ended March 31, 2004 with a cash overdraft position of $4,324 as compared to a cash position of $5,588 for the three months ending March 31, 2003.

Our cash position decline can be attributed to the fact that during the three months ended March 31, 2004 am amount equal to $13,365 of cash used to reduce long-term debt obligations. A portion of this $9,912 decrease in our cash position was attributed to $29,024, or 47.8%, increase in cash paid to suppliers and employees from $60,766 in the three months ended March 31, 2003 as compared to $89,790 the three months ended March 31, 2004. This was offset by a 60.2% increase of commissions received from $ 33,595 in the three months ended March 31, 2003 as compared to $ 83,712 the three months ended March 31, 2004.

A significant portion of this decrease in our cash position was attributed to $7,379 paid in commissions payable under the acquisition of the business of Vic Cantor Theatre Party Services, Inc. and the buyout payments totaling $9,092

Despite the negative affects of reduced "new" shows offered by the theatrical industry, the cyclical downturn occurs from time to time as similar historical events have occurred. The increase business derived from the acquisition of Vic Cantor Theatre Party Services, Inc., and advance bookings will be sufficient to satisfy our current requirements through the year ending December 31, 2004.

However, we may require significant additional financial resources for any future expansion, especially if the expansion is affected through the acquisition of related businesses. It is not possible to quantify what amount may actually be required. Although the coverall demand for our services seems to increase with recent acquisitions, the cost of the expanded business has also increased. There is no assurance that this level of new business will continue or significantly increase throughout 2004. If needed, we may seek to obtain additional financing through public or private equity offerings. If we are unable to generate the required amount of additional capital, our ability to implement our expansion strategies may be adversely affected. No specific plans exist for financing at this time.

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

Item 3. Controls and Procedures

The chief executive officer and the principal financial officer of the Registrant have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decision regarding required disclosure.

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

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

31.1  Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2  Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) On April 30, 2004, the Company filed a report on Form 8K reporting that on April 27, 2004, Richard M. Prinzi, Jr. CPA, the Company's then principal independent accountant resigned and that the Company had engaged Livingston, Wachtel & Co., LLP as the principal accountant to audit the Company's financial statements for the year ended December 31, 2003

SIGNATURE PAGE

      In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 4, 2004                       CLIXTIX, INC.


By: /s/ "Phyllis Maxwell"
Phyllis Maxwell, President


By: /s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
principal accounting officer)