Form 10QSB
period 2004-06-30
CLIXTIX INC
filed 2004-08-18
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

                                       NA
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                  CLIXTIX, INC

                                   FORM 10-QSB

                                      INDEX

                                                                            Page

                         PART II. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                       3

Condensed Consolidated Balance Sheet                                           4
Condensed Consolidated Statements Of Operations                                5
Condensed Consolidated  Statements Of Cash Flows                               6
Notes To The Condensed Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis or Plan of Operation.            11

Item 3. Controls and Procedures                                               17

                            PART II - OTHER INFORMATION                       18

Item 1. Legal Proceedings.                                                    18

Item 2. Changes in Securities and Use of Proceeds.                            18

Item 3. Defaults Upon Senior Securities.                                      18

Item 4. Submission of Matters to a Vote of Security Holders.                  18

Item 5. Other Information.                                                    18

Item 6. Exhibits and Reports on Form 8-K.                                     18

SIGNATURE PAGE                                                                19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
(UNAUDITED)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                                  CLIXTIX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    June 30, 2004           June 30, 2003
                                                                     (Unaudited)             (Unaudited)
                                                                    -------------           -------------
                                                Assets
Current assets:

        Cash                                                           $     --                $ 27,879
        Commissions receivable                                           63,110                  32,931
        Other assets                                                      2,654                   2,654
                                                                       --------                --------
        Total current assets                                             65,764                  63,464
Intangible asset

        Customer list, net of amortization                              138,704                      --
                                                                       --------                --------

        Total assets                                                   $204,468                $ 63,464
                                                                       ========                ========

                                Liabilities & Stockholders' Deficiency
Current liabilities:

     Accounts payable and accrued liabilities                          $104,945                $ 52,317
     Current portion of debt                                             14,755
                                                                       --------
        Total current liabilities                                       119,700                  52,317
Long-term liabilities:

     Loans from officers                                                 39,727                      --
     Long-term debt                                                      59,018                      --
                                                                       --------                --------

        Total liabilities                                               218,445                  52,317
                                                                       --------                --------

Stockholders' deficiency:
     Common stock, $.0001 par value;
     20,000,000 authorized shares;
     10,228,000 shares issued and outstanding                             1,023                   1,023

Additional paid-in capital                                               54,008                  54,008
Deficit                                                                 -69,008                 -43,884
                                                                       --------                --------

        Total stockholders' deficiency                                  -13,977                  11,147
                                                                       --------                --------

        Total liabilities and stockholders' deficiency                 $204,468                $ 63,464
                                                                       ========                ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLIXTIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For The Six Months                       For The Three Months
                                                           Ended June 30,                            Ended June 30,
                                                      2004                 2003                 2004               2003
                                                      ----                 ----                 ----               ----
Commission revenue                                $    200,082         $     80,763         $    116,370        $     47,168

General and Administrative
    Expenses                                           232,034               96,004              106,358              44,951
                                                  ------------         ------------         ------------        ------------

  Income (loss) from operations                        (31,952)             (15,241)              10,012               2,217

  Interest income                                           --                   76                   --                  37
                                                  ------------         ------------         ------------        ------------

Net income (loss)                                 $    (31,952)        $    (15,165)        $     10,012        $      2,254
                                                  ============         ============         ============        ============

Income (loss) per common share -
     basic and diluted                            $       (.00)        $       (.00)        $        .00        $        .00
                                                  ============         ============         ============        ============

Weighted average number of common shares
outstanding - basic and diluted                     10,228,000           10,228,000           10,228,000          10,228,000
                                                  ============         ============         ============        ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLIXTIX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For The Six Months
                                                                     Ended June 30,
                                                                     --------------

                                                              2004                  2003
                                                              ----                  ----
Cash flows from operating activities:

Net cash provided by (used in) operating
     activities                                            $    60,580           $   (24,527)
                                                           -----------           -----------

Cash flows from investing activities                                --                    --
                                                           -----------           -----------

Cash flows from financing activities:
     Cash overdraft                                            (20,080)                   --
     Related party loan                                         (4,273)                   --
     Repayment of loan                                         (36,227)                   --
                                                           -----------           -----------

     Net cash used in financing activities                     (60,580)                   --
                                                           -----------           -----------

Net decrease in cash                                                --               (24,527)

Cash and cash equivalents - beginning of period                     --                52,406
                                                           -----------           -----------

Cash and cash equivalents - end of period                  $        --           $    27,879
                                                           ===========           ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  CLIXTIX, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003, which is included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      Clixtix, Inc. (the "Company") formerly Phyllis Maxwell's Group, Inc. ("Maxwell Group") is licensed by the City of New York to resell group tickets to Broadway and off-Broadway performances.

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

      GOING CONCERN

      As shown in the consolidated financial statements, the accumulated deficit at June 30, 2004 amounted to $69,008 and the Company experienced net losses of $31,952 and $15,165, for the six month period ended June 30, 2004 and 2003, respectively. Management believes that over the next 12 months, its operations will be sustained by its current operations and the new business acquired from the customer list purchased in 2003. The Company's current management and operations have been in existence for many years and have accumulated a great deal of experience in this industry. Management is committed to support the Company with loans or capital contributions, as needed over the next 12 months.

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

3.    DEFERRED INCOME TAXES

      The Company has a carryforward loss for income tax purposes of approximately $69,000 that may be offset against future taxable income. The carryforward loss expires in the year 2024. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance, for the six months ended June 30, 2004, at 100% of the related deferred tax asset.

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

                                  CLIXTIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

                        THREE MONTHS ENDED JUNE 30, 2004

1) In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cashflows for the six month periods ended June 30, 2004 and 2003. Because of the possible fluctuations in the marketplace and in the entertainment industry, operating results of the Company on a six-month basis may not be indicative of operating results for the full year.

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

During the quarter ended June 30, 2004, we did not sustain any losses due to cancellation of performances. The closing of any one show will not have a material effect on our revenue stream, since each fee is based on a specific date of performance. When productions close after a long theatre run, they tend to announce the closing dates well in advance of the last performance.

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

Based on the events of September 11, 2001, New York City and specifically, on the theater industry, sustained a negative financial impact. As both New York City and specifically, the theater industry, continue to recover, we will continue to focus our efforts on our core business practice. New York City reported tourism statistics forecasts total visitors to exceed levels achieved prior to the events of September 11, 2001.

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

We are currently on several web sites and numerous search engines in the category of Broadway shows/Theatre Group Sales Agency Entertain-ment. It is our intention to continue to be listed on every possible search engine.

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 RESULTS OF OPERATIONS

For the quarter ended June 30, 2004, we had a net income of $10,012 compared to a net income of $2,254 for the quarter end June 30, 2003. For the six months ended June 30, 2004, we had a net loss of $(31,952) compared to a net income of ($15,185) for the six months ended June 30, 2003.

Our increase in net income for the three months ending June 30, 2004 can be attributed to the fact that our commission revenues increased 247% from $47,168 for the quarter ended June 30, 2003 to $116,370 for the quarter ended June 30, 2004. Our commission revenues increased by 248% from $80,763 for the six months ended June 30, 2003 to $200,082 for the six months ended June 30, 2004.

Our increase in net loss and resulting losses for the six months ending June 30, 2004 can be attributed to the increased commission expense related to the buyout payments related to the acquisition of the Vic Cantor Theatre Party Services, Inc. and an increase of number personnel and base salaries and corresponding payroll taxes and employee benefits.

The rise in total commissions was attributed to the acquisition of the new business acquired and from the customer list purchased in 2003, but a significant factor can be partly attributed to the recovery of the economic recession experienced in the New York City tourism and travel industry. Customer demand is a factor beyond our control, which varies from quarter to quarter dependent upon availability of new shows. A majority of our customers are repeat customers seeking only new shows. A majority of the current long-running shows opened during prior periods from which our customers have already purchased tickets reducing current demand affecting earned commissions.

Another significant factor affecting our level of commission revenues is the availability of tickets for the shows in high demand. Customer demand is a factor beyond our control, which varies from quarter to quarter. If our customers are seeking to see shows for which there are few tickets available (i.e. The Producers, Avenue Q, Wicked, Boys from OZ Hairspray), we may have difficulty in obtaining such tickets which would cause our commission revenues to decrease. In addition, the age of the highly demanded shows also affects our ability to obtain tickets and, in turn, our commission revenues. The longer a popular production has been running, the less difficulty we face in obtaining and selling tickets.

Despite our increase in commission revenues from $47,168 for the quarter ended June 30, 2003 to $116,370 for the quarter ended June 30, 2004, our general and administrative expenses also increased 236.6% from $44,951 for the quarter ended June 30, 2003 to $106,358 for the quarter ended June 30, 2004.

Our commission revenues increased 248% from $80,763 for the six months ended June 30, 2003 to $200,082 for the six months ended June 30, 2004, and our general and administrative expenses increased 241.7% from

$96,004 for the six months ended June 30, 2003 to $232,034 for the six months ended June 30, 2004.

Our general and administrative expenses include, but are not limited to, salaries, employee benefit programs, professional fees, travel and entertainment, telephone, office rent and offices expenses. Overall increases in general and administrative expenses can be attributed to the increase in new business and employees associated with the purchase of the new business and customer lists in 2003.

Another significant in increase in general and administrative expenses for the quarter and six months ended June 30, 2004 can be largely attributed to our increase in professional fees. Our professional fees increased 200% from $7,540 for six months ended June 30, 2003 to $15,100 for six months ended June 30, 2004. Although our legal fees decreased 30% from $4,850 for six months ended June 30, 2003 to $3,400 for six months ended June 30, 2004, our accounting fees increased 468% from $2,500 for six months ended June 30, 2003 to $11,700 for six months ended June 30, 2004 as a result of additional accounting services associated with a change in accounting firms.

Our offices expenses for the quarter and six months ended June 30, 2004 also increased 15.9% from $7,060 for six months ended June 30, 2003 to 8,816 for six months ended June 30, 2004. Our salaries and payroll expenses for the quarter and six months ended June 30, 2004 increased 182% from $51,024 for six months ended June 30, 2003 to $93,003 for six months ended June 30, 2004. Our employee health insurance expenses for the quarter and six months ended June 30, 2004 increased 9.4% from $5,424 for six months ended June 30, 2003 to $7,994 for six months ended June 30, 2004. Our rent expenses for the quarter and six months ended June 30, 2004 decreased 16.2% from $10,046 for six months ended June 30, 2003 to $8,423 for six months ended June 30, 2004.

In addition, our telephone expenses for the quarter and six months ended June 30, 2004 also increased 28% from $3,790 for six months ended June 30, 2003 to $4,853 for six months ended June 30, 2004. Our postage expenses for the quarter and six months ended June 30, 2004 also increased 9.5% from $2,020 for six months ended June 30, 2003 to $2,233 for six months ended June 30, 2004. Our travel and entertainment expenses for the quarter and six months ended June 30, 2004 decreased 72.2% from $5,972 for six months ended June 30, 2003 to $1,661 for six months ended June 30, 2004. Our miscellaneous expenses for the quarter and six months ended June 30, 2004 also decreased 65.5% from $10,001 for six months ended June 30, 2003 to $3,450 for six months ended June 30, 2004.

No change was made in our income tax expense for the quarter and six months ended June 30, 2004 of $0 as compared to income taxes of $0 for the six months ended June 30, 2003. Our income taxes are calculated based on the prescribed statutory rates based on our income before taxes for the specific period.

LIQUIDITY AND CAPITAL RESOURCES

We ended the six month period ended June 30, 2004 with a cash position of $0 as compared to a cash position of $27,879 for the six months ending June 30, 2003.

Our cash position decline can be attributed to the fact that during the six months ended June 30, 2004 an amount equal to $36,227 of cash used to reduce long-term debt obligations and $4,273 of cash used to repay a related loan.

A significant portion of this decrease in our cash position was attributed to $10,749 paid in commissions payable under the acquisition of the business of Vic Cantor Theatre Party Services, Inc. and the buyout payments totaling $36,227.

A portion of this $27,879 decrease in our cash position was attributed to $8,149 increase in cash paid to suppliers versus the cash received from customers in the exchanged of tickets services. The decrease in cash paid was also attributed to a $43,128 increase in cash paid to suppliers and employees from $118,783 in the six months ended June 30, 2003 as compared to $161,911 the six months ended June 30, 2004. This was offset by a increase of commissions receivable from $ 38,272 in the six months ended June 30, 2003 as compared to -$ 14,245 the six months ended June 30, 2004.

Despite the reduction in business in the months following the events of September 11, 2001, and subsequent reductions in customer bookings, the stabilization of the theatrical industry in 2002 and the increase in tourism and revenues in the theatrical industry in 2003-2004, and advance bookings will be sufficient to satisfy our current requirements through the year ending December 31, 2004.

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

      Successful shows are enjoying a longer run time (i.e., Cats ran for 18 years; Les Miserables, 16 years). In addition, currently long running productions Phantom of the Opera has run over 15.5 years; Rent, 8 years; Beauty and the Beast, 10 years; Lion King, 6 years. Prior to

September 11, 2001, more people had been going to see theatrical productions.

      In addition, there is a current trend of large, well financed companies such as Disney Theatrical Productions, Clear Channel Entertainment, Clear Channel's subsidiary SFX Entertainment, Fox Theatricals and Dodger Theatricals, Dodger Holdings furnishing productions backed by substantial promotion dollars. In fact, Disney is currently presenting three productions on Broadway and Clear Channel Entertainment has several productions.

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

      The Total Paid Attendance for Broadway in 2002 and 2003 decreased from
11.4 million to 11.1 million and during 2003-2004 season increased to 11.6 million. The Cumulative Box Office Gross increased from $721 million for the 2002-2003 Broadway theatre season to 771 million for the 2003-2004 Broadway theatre season. The Total Playing Weeks, the measure of productivity of Broadway as measured by the overall number of logged weeks performed, decreased from 1,544 to 1451. The results of 2003-2004 Broadway season have increased substantially from the year ended 1993 with a Total Paid Attendance of 7,642,860, Cumulative Box Office Gross of $333,316,961 and the overall logged weeks of 981.

      A total of 39 new productions opened on Broadway during the current 2003-2004 theatrical season and compared to 36 new productions for the 2002-2003 theatrical season.

      A total of 36 productions previously running on Broadway closed during the 2003-2004 theatrical season and compared to 47 productions that closed during the entire 2002-2003 theatrical season totaled 47 productions.

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

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On April 30, 2004, we filed FORM 8-K disclosing the resignation on April 27, 2004 of Richard M. Prinzi, Jr. CPA and the engagement of on April 28, 2004, of Livingston, Wachtel & Co., LLP as the principal accountant to audit the Company's financial statements for the year ended December 31, 2003.

                                 SIGNATURE PAGE

      In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2004                     CLIXTIX, INC.


By:   /s/ "Phyllis Maxwell"
Phyllis Maxwell, President


By:   /s/ "Richard Kelley"
Richard Kelley, Vice President
(principal financial officer,
principal accounting officer)