Form 10QSB
period 2004-09-30
Medeorex Inc
filed 2004-11-30
CIK 1124813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 333-83152

MEDEOREX, INC. (Exact name of small business issuer as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3526402 (IRS Employer Identification No.)

825 Third Avenue, 40th Floor, New York, New York (Address of principal executive offices)

(212) 768-2990 (Issuer’s telephone number)

Clixtix, Inc. 1501 Broadway Suite 1807, New York, N.Y. 10036 (Former name and former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2004: 14,718,266 shares of common stock, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Include whether Registrant is an accelerated filer: Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDEOREX, INC. (f/k/a Clixtix, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet as of September 30, 2004
(Unaudited)

ASSETS
Current Assets:

Cash	$10,603

Total current assets	10,603

Total assets	$10,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Accounts payable and other liabilities	$29,738

Total current liabilities	29,737

Stockholders' Deficit
Common stock, $.0001 par value; 20,000,000
shares authorized, 14,718,266 shares
issued and outstanding	1,472
Additional paid-in capital	214,531
Accumulated deficit	(235,138)

Total stockholders' deficit	(19,135)

Total liabilities and
stockholders' deficit	$10,603

The accompanying notes are an integral part of these consolidated financial statements.

MEDEOREX, INC. (f/k/a Clixtix, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					period from
					September 13, 2004
	Nine Months Ended		Three Months Ended		(inception)
	September 30,		September 30,		to September 30,
	2004	2003	2004	2003	2004
Operating expenses	$169,135	$-	$169,135	$-	$169,135

Loss from continuing operations	(169,135)	-	(169,135)	-	(169,135)

(Loss) income from discontinued operations	(28,947)	(1,625)	3,005	13,541	-

Net (loss) income	$(198,082)	$(1,625)	$(166,130)	$13,541	$(169,135)

(Loss) income per share of common stock
outstanding-basic and fully diluted

Loss from continuing operations	$(0.02)	$-	$(0.02)	$-	-

(Loss) Income from discontinued operations	-	-	-	-	-

	$(0.02)	$-	$(0.02)	$-	-
Weighted-average number of shares
outstanding-basic and fully diluted	10,506,593	10,228,000	11,057,723	10,228,000	-

The accompanying notes are an integral part of these consolidated financial statements.

MEDEOREX, INC. (f/k/a Clixtix, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit
(Unaudited)
For the nine months ended September 30, 2004

					Accumulated
			Additional		Deficit During
	Common Stock		Paid	Accumulated	Development
	Shares	Amount	-In Capital	Deficit	Stage	Total
Balances, December 31, 2003	10,228,000	$1,023	$54,008	$(37,056)	$-	$17,975

Transfer of net liabilities to an entity
controlled by the former president and stockholder	-	-	10,972	-	-	10,972

Shares issued for MDRX	4,490,266	449	149,551	-	-	150,000

Net loss for the period	-	-	-	(28,947)	(169,135)	(198,082)

Balances, September 30, 2004	14,718,266	$1,472	$214,531	$(235,138)	$(169,135)	$(19,135)

The accompanying notes are an integral part of these consolidated financial statements.

MEDEOREX, INC.
(f/k/a Clixtix, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. dollars)

					Cumulative
					period from
					September 13, 2004
	Nine Months Ended		Three Months Ended		(inception)
	September 30,		September 30,		to September 30,
	2004	2003	2004	2003	2004
Operating activities:

Net loss	$(198,082)	$(1,625)	$(166,130)	$13,541	$(169,135)

Less: Loss (gain) from discontinued operations	28,947	1,625	(3,005)	(13,541)	-

Loss from continuing operations	(169,135)	-	(169,135)	-	(169,135)

Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in assets and liabilities which
provided cash:

Increase in accounts payable	29,738	-	29,738	-	29,738

Net cash used in operating activities	(139,397)	-	(139,397)	-	(139,397)

Investing activities:

Disposal of discontinued operations	-	(40,561)	-	(16,034)	-

Cash acquired from acquisition	150,000	-	150,000	-	150,000

Net cash provided by (used in) investing activities	150,000	(40,561)	150,000	(16,034)	150,000

Net increase (decrease) in cash	10,603	(40,561)	(42,555)	(16,034)	10,603

Cash, beginning of the period	-	52,406	-	27,879	-

Cash, end of the period	$10,603	$11,845	$10,603	$11,845	$10,603

The accompanying notes are an integral part of these consolidated financial statements.

MEDEOREX, INC. (f/k/a Clixtix, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business Description and Presentation

Medeorex, Inc. (f/k/a Clixtix, Inc.) was incorporated on April 18, 1989 in the state of New York and had been engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company and Clixtix changed its name to Medeorex, Inc. immediately following the closing under the Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed the net liabilities of the theater ticket business operation.

The Company operates in one business segment.

Note 2: Development Stage Company

As of September 13, 2004 the Company changed its business focus with the intention of operating in the health and pharmaceutical services industries. The revenues generated prior to September 13, 2004 are related to the theater ticket business, which is unrelated to the Company's present business focus. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

Note 3: Unaudited Consolidated Interim Financial Statements

In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of its operations and cash flows for the three and nine month period ended September 30, 2004. Operating results of the Company for the three and nine month period ended September 30, 2004 may not be indicative of operating results for the full year.

Note 4: Use of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Note 5: Commitments and Contingencies

The Company has commitments under long-term operating lease agreements for office space in New York City. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of the date of these financial statements future minimum annual rental commitments under this lease are as follows:

6

2004	$15,000
2005	35,500
Total	$50,500

Note 6: Discontinued Operations

On September 13, 2004 the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president. As consideration, Aisle Seats assumed all of the assets and liabilities of the theater ticket business operation. The net liabilities assumed by Aisle Seats amounted to $10,972. The operating results of this business have been classified as discontinued operations in the consolidated statement of operations. Accordingly, the revenues from the theater ticket business are unrelated to our present management's business plan.

Note 7: Stockholders’ Deficit

During the nine month period ended September 30, 2004 the Company recorded additional paid in capital of $10,973 relating to the transfer of net liabilities as of September 13, 2004 to an entity controlled by the former president and stockholder.

On September 13, 2004 the Company issued 4,490,266 shares of common stock to the stockholders of MDRX, Inc., a Delaware Corporation. The consideration for these shares consisted of all of the outstanding shares of MDRX, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirely by the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Forward-Looking Statements

Statements that are not historical facts included in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, business strategies, expansion and growth of the Company’s operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially (“Cautionary Disclosures”) are described throughout this report. Cautionary Disclosures include, among others: general economic conditions, the markets for and market price of the Company’s products and services, the Company’s ability to find, acquire, market, develop and produce new products and services, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, labor relations, availability and cost of material and equipment, the results of financing efforts, and regulatory developments and compliance. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

General

Medeorex, Inc. (“Medeorex”, “we”, “us”, “our”, or the “Company”) and its wholly owned subsidiary, MDRX, Inc. (“MDRX”) is an emerging health and pharmaceutical services company. The Company is presently reviewing the feasibility of entering the cardiac care and monitoring sector to enhance the diagnosis and treatment of cardiac disease but to date, we have not yet commenced such activity. In addition, we are actively pursuing pharmaceutical corporate and product acquisitions in order to establish a competitive position in that industry.

We were originally incorporated under the name Phyllis Maxwell’s Groups, Inc. in New York, New York on April 18, 1989. On August 3, 2001, we filed a Certificate of Amendment changing our name to Clixtix, Inc. Then, on August 31, 2001, we and our subsidiary entered into an Agreement and Plan of Reorganization through which we sold to our subsidiary all of our tangible and intangible assets appearing on our balance sheet as of June 30, 2001. Our subsidiary also assumed all of our liabilities. As consideration for this agreement, we received 100 shares of our subsidiary’s common stock, which represented all of the issued and outstanding stock of our subsidiary. Through our subsidiary, we provided services for groups interested in attending New York’s Broadway and Off-Broadway theater productions.

During 2001, we conducted an initial public offering in which we offered and sold 1,000,000 shares of our common stock for net proceeds of $50,000. Such proceeds were utilized for corporate development and working capital.

On September 13, 2004, Ms. Phyllis Maxwell, our former president and controlling shareholder, sold 5,086,600 shares of our common stock, representing approximately 49% of the Company’s then issued and outstanding shares, to First Jemini Family Trust, a Canadian discretionary family trust which was not affiliated with Ms. Maxwell. First Jemini Trust is a discretionary family trust for the benefit of our Chairman and President, his spouse and family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee.

Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (“MDRX”), a privately held Delaware corporation with intentions of operating in the health and pharmaceutical services industries, we issued to the stock holders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of controlling shareholders of MDRX is our Chairman and President’s spouse. Although she is also a beneficiary of the First Jemini Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. As a consequence, the transaction with MDRX was treated as a purchase and not a reverse merger.

Pursuant to that Share Exchange Agreement, MDRX became our wholly owned subsidiary. Immediately following the closing under the Share Exchange Agreement, we discontinued our theater ticket business by selling that operation and its assets to Aisle Seats, Inc. (“Aisle Seats”), a company controlled by our former president and majority stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation.

The revenues generated prior to September 13, 2004 are from the theater ticket business and are unrelated to our present business plan. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2003. We consider the following policies to be important to our financial statements.

Revenue Recognition

In relation to the theater ticket business, we did not recognize revenue until that date that an invoice to our customer was generated. Prior to selling our theater ticket business, our sales and billing processes were as follows: A customer would contact us regarding the availability of theater tickets. We would then contact the box office by phone regarding the customer’s inquiry. If the ticket availability was satisfactory to the customer, we would send a written confirmation to the theater detailing the show date and number of tickets required.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2004 and 2003

The accompanying consolidated financial information includes the accounts of Medeorex, and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with that company and the transfer of our theater ticket operation to Aisle Seats.

Operating Expenses

Operating expenses for the three months and nine months ended September 30, 2004 were approximately ($169,000.)

For the three months and nine months ended September 30, 2004, our operating expenses consisted of general and administrative costs, travel and communication costs, and consultants’ fees that we incurred as a result of our acquisition of MDRX, and the related start-up of our health and pharmaceutical business operations.

Loss from Discontinued Operations

For the three months and nine months ended September 30, 2004, our income/(loss) from discontinued operations amounted to approximately $3,000 and ($29,000), respectively. Included in this amount are the results of operations relating to our former theater ticket business. On September 13, 2004 the Company transferred its theater ticket operations to Aisle Seats, Inc., an entity controlled by the Company’s former president and stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation, net liabilities assumed amounted to approximately $11,000.

Loss from Continuing Operations

Losses from continuing operations for the three months and nine months ended September 30, 2004 were approximately $169,000. Our operating losses are a result of general and administrative costs associated with our recent acquisition of MDRX. We have not yet earned any revenues to offset these costs.

Net Income/Loss

Net losses for the three months and nine months ended September 30, 2004 were approximately $166,000 and $198,000, respectively, as compared to a net income of approximately $14,000 for the three months ended September 30, 2003, and a net loss of approximately $2,000 for the nine months ended September 30, 2003.

For the three months and nine months ended September 30, 2004, our net loss resulted from approximately $169,000 of general and administrative expenses and income/(loss) from discontinued operations of approximately $3,000 and ($29,000), respectively, relating to the theater ticket business. In comparison, our net income and respective net loss for the three months and nine months ended September 30, 2003 relate fully to the theater ticket business which is no longer part of our operations as it was discontinued on September 13, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We ended the nine month period ended September 30, 2004 with a cash position of approximately $10,600.

Since our sale of the theater ticket business, we have been financing our operations primarily through capital contributions from our stockholders. As of September 30, 2004, net capital contributions amounted to $150,000.

As we are a development stage company, we will require significant additional financial resources for the expansion of our health and pharmaceutical services business. At this time it is not possible to quantify what amount may actually be required and we will continue to depend on advances from our stockholders. If required, we may seek to obtain additional financing through public or private equity financings although no specific plans exist for conducting such financings at this time. If we are unable to obtain the required financings to implement our business strategies, our ability to conduct our business may be adversely affected.

We are also actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may also be required to raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

The net cash used in operating activities for the three and nine months ended September 30, 2004 amounted to approximately $139,000. For the three and nine months ended September 30, 2004, the net cash used in the operations was primarily the result of a net loss of approximately $169,000 from continuing operations, relating to general and administrative costs, and approximately $29,000 net loss from discontinued operations. This was adjusted by increase in accounts payable amounting to approximately $30,000. In comparison, for the three and nine months ended September 30, 2003 all the activity related to the discontinued operations of the theater ticket business and there was no cash generated from operations.

The net cash provided by investing activities for the three and nine months ended September 30, 2004 amounted to approximately $150,000. This was a capital contribution by stockholders to MDRX, prior to the closing of the MDRX Share Exchange Agreement. In comparison for the three and nine month period ended September 30, 2003 cash used in investing activities amounted to approximately $16,000 and $41,000, respectively. These amounts related to the discontinued theater ticket operations.
Subsequent Events and Expectations

In addition to establishing a business within the healthcare sector, we are actively pursuing corporate and product acquisitions within the pharmaceutical industry in order to establish a competitive position in that market sector. We believe that we may be able to complete such a transaction within the next twelve months.

We are also presently reviewing the feasibility of entering the cardiac care and monitoring sector to enhance the diagnosis and treatment of cardiac disease. This is subject to completing our due diligence on proposed business plans associated with such contemplated business opportunities.
Item 3. Controls and Procedures.

a) Within the 90-day period to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act filings. The Executive Officers responsible for the financial reporting and disclosure are in direct control of the books and records of the Company and are involved first-hand in the decision making process for material transactions.

b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 13, 2004, the Registrant issued an aggregate of 4,490,266 shares of common stock to the stockholders of MDRX, Inc., a Delaware corporation. The consideration for these shares consisted of all of the outstanding shares of MDRX, Inc. The issuance of the shares of common stock to the MDRX, Inc. stockholders was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30,2004, the security holders of the Registrant acted twice by written consent as follows:

(a) On September 13, 2004, stockholders of the Registrant owning 92.9% of the Registrant’s outstanding common stock approved the issuance of an aggregate of 4,490,266 shares of the Registrant’s common stock to the stockholders of MDRX, Inc.

(b) On September 13, 2004, stockholders of the Registrant owning 95.2% of the Registrant’s outstanding common stock approved the transfer of the assets of the Registrant’s theater ticket business to Aisle Seats, Inc.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2004.	MEDEOREX, INC.

	By:	/s/ Dr. Jack Kachkar
Dr. Jack Kachkar
Chief Executive Officer and Chief Financial Officer

