Form 10KSB
period 2004-12-31
Medeorex Inc
filed 2005-06-08
CIK 1124813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 333-46828

MEDEOREX, INC.
(Name of small business issuer in its charter)

New York	13-3526402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Third Avenue, 40th Floor	10022
New York, New York (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 838-2585

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. ☒

The issuer is a development stage company and had no revenues for its most recent fiscal year.

As of June 3, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,491,006. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Over-The-Counter Bulletin Board on May 16, 2005.

As of June 3, 2005, 13,641,461 shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format. Yes  ☐   No ☒

i

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Medeorex, Inc. (“Medeorex”, “we”, “us”, “our”, or the “Company”) and its wholly owned subsidiary, MDRX, Inc. (“MDRX”), a Delaware corporation, is an emerging health and pharmaceutical services company. We are actively pursuing corporate and product acquisitions in order to establish a competitive position in these industries.

We were originally incorporated under the name Phyllis Maxwell’s Groups, Inc. in New York on April 18, 1989. On August 3, 2001, we filed a Certificate of Amendment changing our name to Clixtix, Inc. On August 31, 2001, we and our subsidiary entered into an Agreement and Plan of Reorganization through which we sold to our subsidiary all of our tangible and intangible assets appearing on our balance sheet as of June 30, 2001. Our subsidiary also assumed all of our liabilities. As consideration for this agreement, we received 100 shares of our subsidiary’s common stock, which represented all of the issued and outstanding stock of our subsidiary. Through our subsidiary, we provided services for groups interested in attending New York’s Broadway and Off-Broadway theater productions.

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

Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, a privately held Delaware corporation with intentions of operating in the health and pharmaceutical services industries, we issued to the stockholders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of controlling shareholders of MDRX is our Chairman and President’s spouse. Although she is also a beneficiary of the First Jemini Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. As a consequence, the transaction with MDRX was treated for accounting purposes as a purchase and not a reverse merger.

Pursuant to that Share Exchange Agreement, MDRX became our wholly owned subsidiary. On April 15, 2005, our Company executed an agreement and general release terminating its relationship with Medlink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences.  Accordingly, the Medlink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them.  Such common stock was returned to treasury on May 30, 2005.

Immediately following the closing under the MDRX Share Exchange Agreement, we discontinued our theater ticket business by selling that operation and its assets to Aisle Seats, Inc. (“Aisle Seats”), a company controlled by our former president and majority stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation.

The revenues generated prior to September 13, 2004 are from the theater ticket business and are unrelated to our present business plan. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

Subsequent to year end, we reached an agreement in principle with CardioGenics Inc., (“CGI”) a privately held Ontario-based biotechnology and medical devices company, to acquire an equity interest in CGI. CGI is focused on the development of superior products for the In-Vitro-Diagnostics testing market and several other proprietary technologies. CGI is presently in the process of completing the initial commercialization and launch of its patented core technology, which is intended to benefit the patient, the medical practitioner and the medical institution through timely and more accurate diagnosis, improved medical care and significant cost savings and new revenue generating potential.

Upon completion of successful testing and applicable regulatory approvals including those with the U.S. Food and Drug Administration (“FDA”), it is expected that revenues will be generated from up-front licensing fees, ongoing royalty payments, ongoing sale of disposable test cartridges and sales and service of the CGI products themselves. At this time, no such agreements have been formalized between CGI and potential customers and/or clients.

The potential acquisition of an equity interest in CGI is subject to a number of conditions, including: satisfactory completion of due diligence; agreement on definitive documentation; identification and verification of CGI’s intellectual property; receipt of a independent valuation as to the valuation of CGI; entry into an employment agreement with the Chief Executive Officer of CGI; entry into a consulting agreement with an affiliate of our Company relating to certain investor relations, financial consulting and business development services; and approval of the board of directors and shareholders of CGI and our Company. The acquisition is targeted to close in the third quarter of 2005, but such closing date can be extended mutually by the both parties

Competition

The market in which we are engaged is highly competitive. Almost all other businesses in the health and pharmaceutical industries have longer operating histories, greater name recognition, more technical personnel and significantly greater financial and business resources than we do. Additionally, new competitors with potentially unique or more desirable products or services may enter these industries.

Government Regulation

Our targeted industries are heavily regulated by government regulations including those governed by the United States Food and Drug Administration ("FDA"). We are not aware of any existing or probable governmental regulation that will have an adverse material impact on us.

Research and Development

Our current business relies on entering the health and pharmaceutical sectors and as a result, our Company expects to commence incurring research and development expenses. We incurred no research and development expenditures for the fiscal years ended December 31, 2004 and 2003, respectively.

Employees

As of the date of this report, the Company has no full time employees and is managed by its Chief Executive Officer and Executive Vice President, for which they are not currently compensated. However, as we expect to add employees in accordance with our future operating plans, we expect to begin compensating our employees and directors in 2005.

Available Information

We are currently constructing a web site at www.medeorex.com where the formation regarding our Company will be located. Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and any amendments to these reports) are available free of charge at www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. We will voluntarily provide an annual report to shareholders upon their request and the annual report will include audited financial statements. All such requests should be directed to Dr. Jack Kachkar.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a limited operating history.

On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (“MDRX”), a privately held Delaware corporation with intentions of operating in the health and pharmaceutical services industries, we issued to the stock holders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of controlling shareholders of MDRX is our Chairman and President’s spouse. Although she is also a beneficiary of the First Jemini Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. As a consequence, the transaction with MDRX was treated as a purchase and not a reverse merger. Pursuant to that Share Exchange Agreement, MDRX became our wholly owned subsidiary. Immediately following the closing under the Share Exchange Agreement, we discontinued our theater ticket business by selling that operation and its assets to Aisle Seats, Inc. (“Aisle Seats”), a company controlled by our former president and majority stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation. Therefore, our operating history and results of operations in our current configuration is limited only to approximately 3 months during the year ended December 31, 2004. Additionally, before our acquisition of MDRX, Inc., the Company's financial statements were qualified in each year of our existence by our auditors relating to an uncertainty in connection with our ability to continue as a going concern.

Our ability to market our own proprietary pharmaceutical products will face regulatory obstacles.

Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market but to date we have not yet commenced such activities. In addition, we are actively pursuing pharmaceutical corporate and product acquisitions in order to establish a competitive position in that industry. Approvals of new pharmaceutical products is a time-consuming and very expensive process involving testing, clinical trials and approvals at various stages of the process by the U.S. Food & Drug Administration (“FDA”), the Canadian Therapeutic Products Directorate (“TPD”), the U.K. Medicines and Healthcare Products Regulatory Authority (“MHRA”), the European Agency for the Evaluation of Medicinal Products (“EMEA”), and other such regulatory agencies where we distribute our products or services. Approval of medical devices we create will also require approvals from the FDA, MHRA, TPD, EMEA and other such regulatory agencies. Such medical devices may also be subjected to patent review and possible disallowance. Our ability to obtain regulatory approval for our products will require extensive testing, and we lack the resources to conduct such testing.

Once products are developed, they cannot be marketed until the completion of extensive testing and field trials. We will require the help of other companies and consultants to perform some of the testing. In addition, we do not presently have the capital resources to begin the process of conducting testing and trials necessary to obtain regulatory approval. At any stage of the testing process, there are the risks of injury to test subjects, and regulatory cessation of the process despite having invested significantly in the product, due to risk of harm, inefficacy of the products and many other reasons. There is no assurance we can obtain all required regulatory approvals necessary to develop and commercialize our own pharmaceutical products. Even if we successfully develop and commercialize a regulatory-approved pharmaceutical product, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. As a result, there is a prolonged lead-time to begin the development and sale of such products, and therefore these products will not become available for sale in the foreseeable future. If we cannot successfully develop, commercialize and market our own pharmaceutical products, including the failure to obtain the necessary regulatory approvals to market such products, we would miss a strategic opportunity to grow our business.

If we are able to develop proprietary pharmaceutical products, there is no assurance we can market them successfully.

We do not have a sales force capable of marketing any pharmaceutical products that we are able to develop and obtain approval for. We may either have to invest in creating such a sales force, attempt to create strategic marketing alliances with our existing customers and/or establish strategic marketing relationships with other companies in the industry.

Our lack of sales and marketing experience could affect our ability to market our potential products, which could adversely affect our potential revenues from future product sales.

Currently, we have no experience in developing, training or managing a sales force. We will incur substantial additional expenses if we have to undertake these business activities, and the costs of establishing a sales force may exceed our product revenues. In addition, we compete with other pharmaceutical companies, including large pharmaceutical companies which have financial resources and sales and marketing capabilities and expertise substantially greater than ours. As a result, any marketing and sales efforts that we may undertake on our own may be unsuccessful and may deplete our limited capital resources.

No guarantee of developmental success

Our potential investee companies and/or partners may not be able to find commercial opportunities for their products as planned as it is impossible to ensure that the research and development conducted by these companies will result in the creation of marketable or profitable products.

RISKS RELATED TO OUR STOCK

Shares that may be eligible for future sale may adversely affect the market price of our Common Stock.

Sales of substantial amounts of Common Stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of the Common Stock and could impair our ability to raise capital by selling equity securities.

There is potential volatility in the price of our stock.

The market price of the shares of our common stock, like the securities of many other Over-The-Counter traded companies may be highly volatile. Such price has ranged from $0.23 to $0.60 over the last 52 week period. See “Market for Our Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.” Factors such as developments in our relationships with our customers, material adverse events to our customers, changes in U.S. FDA and other governmental regulations, market changes in the pharmaceutical industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies, and companies such as ours in related industries, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 2.   DESCRIPTION OF PROPERTY

We do not own any real estate. We are leasing our executive offices at 825 Third Avenue, 40th Floor, New York, New York, 10022, which consist of approximately 1,000 square feet of space at an annual rent of $36,000. The current facilities are deemed to be adequate for the Company’s present needs.

ITEM 3.   LEGAL PROCEEDINGS

Our Company is involved from time to time in legal proceedings and litigation incidental to the conduct of its business. No pending legal proceeding is deemed by our Company to pose risks of any material adverse effect.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART  II

ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-The-Counter Bulletin Board under the symbol “MRXI.” The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for our common stock, as reported by the Over-The-Counter Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. We traded on the OTCBB from inception through September 29, 2004 under the symbol “CXTX”.

	High	Low
Fiscal 2004

Fourth quarter	$0.51	$0.35
Third quarter	0.55	0.28
Second quarter	0.40	0.22
First quarter	1.30	0.35

Fiscal 2003

Fourth quarter	$0.51	$0.16
Third quarter	1.45	0.55
Second quarter	5.75	0.11
First quarter	0.11	0.10

In May 2005, we received notification from Nasdaq that our common stock may be delisted from the OTCBB because we are not current in our public filings with the SEC. In response to our request for a hearing on this matter, a telephonic hearing with Nasdaq has been scheduled for June 10, 2005. We expect that, at the time of the hearing, we will be current in our filings with the SEC.

Holders:

On June 3, 2005, the closing sale price for our common stock, as reported by the Over-The-Counter Bulletin Board, was $0.29. As of June 3, 2005, our common stock was held by 34 holders of record.

Dividends:

We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent sales of unregistered securities:

  During the fiscal year ended December 31, 2004, the securities that were issued by our Company without registration under the Securities Act of 1933, as amended (the "Securities Act"), are as follow:

  On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, we issued 4,490,226 shares of our common stock in exchange for all the issued and outstanding shares of MDRX. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to treasury on May 30, 2005.

  Transfer Agent and Registrar:

Our transfer agent is StockTrans, Inc. of 44 West Lancaster Avenue, Ardmore, PA 19003.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to such Consolidated Financial Statements also included in this Form 10-KSB.

Statements that are not historical facts included in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that our Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, business strategies, expansion and growth of our Company’s operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially include, among others: general economic conditions, the markets for and market price of our Company’s products and services, our Company’s ability to find, acquire, market, develop and produce new products and services, the strength and financial resources of our Company’s competitors, the Company’s ability to find and retain skilled personnel, labor relations, availability and cost of material and equipment, the results of financing efforts, and regulatory developments and compliance. All written and oral forward-looking statements attributable to our Company are expressly qualified in their entirety by these factors. Our Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

Overview

We are an emerging health and pharmaceutical services company. Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market, but to date, we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that and other related industries.

We were originally incorporated under the name Phyllis Maxwell’s Groups, Inc. in New York, New York on April 18, 1989. On August 3, 2001, we changed our name to Clixtix, Inc. On August 31, 2001, we and our subsidiary entered into an Agreement and Plan of Reorganization through which we sold to our subsidiary all of our tangible and intangible assets appearing on our balance sheet as of June 30, 2001. Our subsidiary also assumed all of our liabilities. As consideration for this agreement, we received 100 shares of our subsidiary’s common stock, which represented all of the issued and outstanding stock of our subsidiary. Through our subsidiary, we provided services for groups interested in attending New York’s Broadway and Off-Broadway theater productions.

During 2001, we conducted an initial public offering in which we offered and sold 1,000,000 shares of our common stock for net proceeds of $50,000. Such proceeds were utilized for corporate development and working capital.

On September 13, 2004, Ms. Phyllis Maxwell, our former president and controlling shareholder, sold 5,086,600 shares of our common stock, representing approximately 49% of our Company’s then issued and outstanding shares, to First Jemini Family Trust, a Canadian discretionary family trust which was not affiliated with Ms. Maxwell. First Jemini Trust is a discretionary family trust for the benefit of our Chairman and President, his spouse and family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee.

Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc., a privately held Delaware corporation with intentions of operating in the health and pharmaceutical services industries, we issued to the stock holders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of controlling shareholders of MDRX is our Chairman and President’s spouse. Although she is also a beneficiary of the First Jemini Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. As a consequence, the transaction with MDRX was treated as a purchase and not as a reverse merger.

On April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences.  Accordingly, the Medlink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them.  The common stock was returned to treasury on May 30, 2005.

Pursuant to the Share Exchange Agreement, MDRX became our wholly owned subsidiary. Immediately following the closing under the MDRX Share Exchange Agreement, we discontinued our theater ticket business by selling that operation and its assets to Aisle Seats, Inc. (“Aisle Seats”), a company controlled by our former president and majority stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation.

The revenues generated prior to September 13, 2004 are from the theater ticket business and are unrelated to our present business plan. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 3 of the notes to the consolidated financial statements included in Item 7 of this Form 10-KSB.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2004 and 2003

The accompanying consolidated financial information includes the accounts of Medeorex and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with that company and the transfer of our theater ticket operation to Aisle Seats.

Operating Expenses

Operating expenses for the year ended December 31, 2004 were approximately $294,000 which included professional fees of approximately $150,000, travel and promotion expenses of approximately $118,000, rent and office expenses of $24,000 and depreciation of computer hardware and software of approximately $1,300 for the depreciation of computer hardware and software. In comparison, there were no similar operating expenses for the year ended December 31, 2003, because our Company discontinued its theatre ticket operations as of September 13, 2004.

Loss from Continuing Operations before Interest and Discontinued Operations

Losses from continuing operations for the year ended December 31, 2004 were approximately $294,000. There was no similar loss for the year ended December 31, 2003. Our operating losses are a result of general and administrative costs associated with our recent acquisition of MDRX. We have not yet earned any revenues to offset these costs.

Interest Expense

Interest expense for the year ended December 31, 2004 was approximately $1,600 relating to the accrued interest on the shareholders loans received during the year. There was no similar expense for the year ended December 31, 2003. The Company expects to incur such expenses until it starts generating cash flow from operations.

Loss from Discontinued Operations

For the years ended December 31, 2004 and 2003, the loss from discontinued operations amounted to approximately $29,000 and $8,400 respectively. These amounts represent the results of operations relating to our former theater ticket business. On September 13, 2004 the Company transferred its theater ticket operations to Aisle Seats, Inc., an entity controlled by the Company’s former president and stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation. Net liabilities assumed amounted to approximately $11,000.

Net Loss

Net losses for the years ended December 31, 2004 and 2003 were approximately $325,000 and $8,400, respectively. The losses were the result of general and administrative expenses of $294,000 and $0, respectively and losses from discontinued operations of approximately $29,000 and $8,400, respectively, relating to the theater ticket business.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had cash of approximately four hundred dollars.

Since our sale of the theater ticket business, we have been financing our operations primarily through capital contributions and short term loans from our stockholders. As of December 31, 2004, net capital contributions amounted to $150,000 and short term loans amounted to $84,000.

As we are a development stage company, we will require significant additional financial resources for the expansion of our health and pharmaceutical services business. At this time, it is not possible to quantify what amount may actually be required and we will continue to depend on loans from our stockholders. If required, we may seek to obtain additional financing through public or private equity financings although no specific plans exist for conducting such financings at this time. If we are unable to obtain the required financings to implement our business strategies, our ability to conduct our business may be adversely affected.

We are also actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may also be required to raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

Operating activities

The net cash used in operating activities for the year ended December 31, 2004 amounted to approximately $275,000. For the year ended December 31, 2004, the net cash used in the operations was primarily the result of a net loss of approximately $296,000 from continuing operations relating to general and administrative costs, and approximately $29,000 net loss from discontinued operations. This was adjusted by depreciation expense of approximately $1,300 and an increase in accounts payable amounting to approximately $73,000. The discontinued operations also used total cash of approximately $53,000 for the year ended December 31, 2004. In comparison, for the year ended December 31, 2003 all the activity related to the discontinued operations of the theater ticket business and there was no cash generated from operations. The discontinued operations used approximately $52,000 for the year ended December 31, 2003.

Investing activities

The net cash used by investing activities for the year ended December 31, 2004 amounted to approximately $12,000. This represented computer hardware and software equipment purchased during the year. There were no similar expenditures for the year ended December 31, 2003.

Financing activities

The net cash provided from financing activities for the year ended December 31, 2004 amounted to approximately $234,000. There was a capital contribution by the stockholders to MDRX, prior to the closing of the MDRX Share Exchange Agreement in the amount of $150,000. In addition, there were loans made by the stockholders in the amount of approximately $84,000. In comparison for the year ended December 31, 2003 there was no cash used for financing activities.

Subsequent Events and Expectations

In addition to establishing a business within the healthcare sector, we are actively pursuing corporate and product acquisitions within the pharmaceutical industry in order to establish a competitive position in that market sector. We believe that we may be able to complete such a transaction within the next twelve months.

On April 15, 2005, our Company terminated its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences, and executed the Agreement and General Release. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to the Company's treasury on May 30, 2005.

We entered into an agreement in principle with CardioGenics Inc., (“CGI”) a privately held Ontario-based biotechnology and medical devices company, to acquire an equity interest in CGI. CGI is focused on the development of superior products for the In-Vitro-Diagnostics testing market and several other proprietary technologies. CGI is presently in the process of completing the initial commercialization and launch of its patented core technology, which is intended to benefit the patient, the medical practitioner and the medical institution through timely and more accurate diagnosis, improved medical care and significant cost savings and new revenue generating potential.

The acquisition of CGI is subject to a number of conditions, including: satisfactory completion of due diligence; agreement on definitive documentation; identification and verification of CGI’s intellectual property; receipt of an independent valuation as to the valuation of CGI; entry into an employment agreement with the Chief Executive Officer of CGI; entry into a consulting agreement with an affiliate of our Company relating to certain investor relations, financial consulting and business development services; and approval of the board of directors and shareholders of CGI and our Company. The acquisition is targeted to close in the third quarter of 2005 but such closing date can be extended mutually by the both parties.

In May 2005, we received notification from Nasdaq that our common stock may be delisted from the OTCBB because we are not current in our public filings with the SEC. In response to our request for a hearing on this matter, a telephonic hearing with Nasdaq has been scheduled for June 10, 2005. We expect that, at the time of the hearing, we will be current in our filings with the SEC.

Going Concern

As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the year ended December 31, 2004. There is no guarantee whether we will be able to generate revenue and/or raise capital to support those operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities and upon additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. Management believes they can raise the appropriate funds need to support their business plan.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we not be able to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medeorex, Inc. (formerly known as Clixtix, Inc.)

We have audited the consolidated balance sheet of Medeorex, Inc. (a Development Stage Company) (formerly known as Clixtix, Inc.) (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from September 13, 2004 (effective date of development stage) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medeorex, Inc. (formerly known as Clixtix, Inc.) as of December 31, 2004, and the results of operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses from operations in the development stage raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
June 3, 2005

Board of Directors
Clixtix, Inc.
New York, N.Y.

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheet of Clixtix, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

New York, New York
April 29, 2004
September 13, 2004 as to Note 5

MEDEOREX, INC. (f/k/a Clixtix, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

December 31, 2004

Assets

Current assets:
Cash	$378
Total current assets	378

Property and equipment, net	10,837

Total assets	$11,215

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$40,786
Accrued expenses and other current liabilities	32,248
Stockholder loans at 7% interest per annum, due on demand	84,158
Total current liabilities	157,192

Commitments and contingencies

Stockholders' deficit:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized -0- shares issued and outstanding	--
Common stock - $0.0001 par value, 20,000,000 shares authorized, 14,718,266 shares issued and outstanding	1,472
Additional paid-in capital	214,531
Accumulated deficit prior to development stage	(66,003)
Deficit accumulated during development stage	(295,977)
Total stockholders' deficit	(145,977)
Total liabilities and stockholders' deficit	$11,215

The accompanying notes are an integral part of these consolidated financial statements.

MEDEOREX, INC. (f/k/a Clixtix, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended December 31,		Cumulative Period from September 13, 2004 (Effective Date of Development Stage Company)
	2004	2003	to December 31, 2004

Operating expenses
Professional fees	$150,377	$--	$150,377
Travel, promotion and related expenses	118,438	--	118,438
Rent and general office expenses	24,299	--	24,299
Depreciation	1,263	--	1,263
Total operating expenses	294,377	--	294,377

Loss from continuing operations before interest and discontinued operations	(294,377)	--	(294,377)

Interest expense	1,600	--	1,600

Loss from continuing operations before discontinued operations	(295,977)	--	(295,977)

Loss from discontinued operations	28,947	8,337	--

Net loss	$(324,924)	$(8,337)	$(295,977)
`
Basic and fully diluted net loss per share
Loss before discontinued operations	$(0.03)	$--	$--
Loss from discontinued operations, net of income taxes	(0.00)	(0.00)	--
	$(0.03)	$(0.00)	$--

Weighted-average number of shares used in computing basic and fully diluted loss per share amounts	11,565,265	10,228,000	--

The accompanying notes are an integral part of these consolidated financial statements.

 MEDEOREX, INC. (f/k/a Clixtix, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated Deficit
	Shares	Amount	Capital	Prior to Development Stage	During Development Stage	Total

Balances at December 31, 2002	10,228,000	$1,023	$54,008	$(28,719)	$--	$26,312
Net loss for the year	--	--	--	(8,337)	--	(8,337)
Balances at December 31, 2003	10,228,000	$1,023	$54,008	$(37,056)	$--	$17,975
Shareholder debt foregiveness	--	--	10,972	--	--	10,972
Shares issued for MDRX, Inc. on September 13, 2004	4,490,266	449	149,551	--	--	150,000
Net loss for the period from January 1, 2004 to September 13, 2004	--	--	--	(28,947)	--	(28,947)
Balances at September 13, 2004	14,718,266	1,472	214,531	(66,003)	--	150,000
Net loss for the period September 13, 2004 (effective date of Development Stage Company) to December 31, 2004	--	--	--	--	(295,977)	(295,977)
Balances at December 31, 2004	14,718,266	$1,472	$214,531	$(66,003)	$(295,977)	$(145,977)

The accompanying notes are an integral part of these consolidated financial statements.

MEDEOREX, INC. (f/k/a Clixtix, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		Cumulative Period from September 13, 2004 (Effective Date of Development Stage Company)
	2004	2003	to December 31, 2004
Cash flows from operating activities:
Net loss for the period	$(324,924)	$(8,337)	$(295,977)
Add: loss from discontinued operations	28,947	8,337	--
Loss from continuing operations	(295,977)	--	(295,977)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,263	--	1,263
Changes in assets and liabilities
Increase in accounts payable and accrued liabilities	73,034	--	73,034

Net cash used in continuing operations	(221,680)	--	(221,680)

Net cash used in discontinued operations	(53,158)	(52,406)	--

Net cash used in operating activities	(274,838)	(52,406)	(221,680)

Cash flows from investing activities:
Purchase of computer hardware and software	(12,100)	--	(12,100)

Net cash used in investing activities	(12,100)	--	(12,100)

Cash flows from financing activities:
Proceeds from share issuance	150,000	--	150,000
Advances by stockholder	84,158	--	84,158

Net cash provided by financing activities	234,158	--	234,158

Change in cash	(52,780)	(52,406)	378

Cash at beginning of period	53,158	52,406	--

Cash at end of period	$378	$--	$378

Supplemental Disclosure of Cash Flow Information:

Cash interest paid during the year	$--	$--	$--
Cash tax paid during the year	$--	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

MEDEOREX, INC. (f/k/a Clixtix, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Business Description and Presentation

Medeorex, Inc. (f/k/a Clixtix, Inc.) was incorporated on April 18, 1989 in the State of New York and had been engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company and Clixtix changed its name to Medeorex, Inc. Immediately following the closing under the MDRX Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed the net liabilities of the theater ticket business operation.

Since September 13, 2004, the Company’s activities principally consisted of acquiring or forming a business in the health and pharmaceuticals industries. The operating activities prior to September 13, 2004 relating to the theater ticket business have been reported as discontinued operations on the Company’s consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The Company operates in one business segment.

Note 2:   Going Concern

These financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial losses from operations for the period from September 13, 2004 (effective date as a development stage company) through December 31, 2004 and an accumulated deficit of approximately $362,000 as at December 31, 2004. The ability of the Company to continue is dependent upon the ongoing support of its stockholders, the attainment of financing necessary to operate its business including completing any potential acquisitions, and achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3:   Summary of Significant Accounting Policies

(a) Consolidation

The accompanying consolidated financial statements include the accounts of Medeorex, Inc. and its wholly owned subsidiary, MDRX, Inc.

All inter-company accounts and transactions have been eliminated in consolidation

(b) Use of Estimates

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

(c) Property and equipment, net

Property and equipment consist of computer hardware and software. Property and equipment are recorded at costs less accumulated depreciation. Depreciation is calculated over the useful life of the assets using the straight line method.

(d) Net Loss per Share

The Company follows the guidelines of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No.128”) in calculating its loss per share. SFAS No.128 states that basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock equivalents for purposes of determining diluted earnings per share include the effects of dilutive stock options, warrants and convertible securities. The effect on the number of shares of such potential common stock equivalents is computed using the treasury stock method or the if-converted method, as applicable. The Company has no outstanding options and warrants to dilute the calculation of net loss per share.

(e) Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

 (f) Recently Issued Accounting Standards

In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As of the date of adoption of SFAS 143, the Company had no tangible long-lived assets.

In January 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. The Company currently does not have any liabilities that are categorized under this provision.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements. The Company does not currently have derivative instruments or hedging activities.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not have such financial instruments.

Note 4:   Property and Equipment

Property and equipment consist of the following:

December 31, 2004

Computer hardware	$5,985
Computer software	6,115
12,100
Less accumulated depreciation	(1,263)
$10,837

For the year ended December 31, 2004, depreciation of property and equipment was approximately $1,200. There was no similar expense for the year ended December 31, 2003.

Note 5:   Discontinued Operations

On September 13, 2004 the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed all of the assets and liabilities of the theater ticket business operation. The net liabilities assumed by Aisle Seats amounted to $10,972 representing assets of $17,975 and liabilities of $28,947. The operating results of this business have been classified as discontinued operations in the consolidated statement of operations. Accordingly, the revenues from the theater ticket business are unrelated to present management’s business plan.

Note 6:   Stockholders’ Deficit

During the year ended December 31, 2004 the Company recorded additional paid-in capital of $10,972 relating to the transfer of net liabilities as of September 13, 2004 to an entity controlled by the former president and majority stockholder.

On September 13, 2004, the Company issued 4,490,266 shares of common stock to the stockholders of MDRX, Inc., a Delaware Corporation. The consideration for these shares consisted of all of the outstanding shares of MDRX, Inc.

Note 7:   Deferred Income Taxes

At December 31, 2004 the Company had carryforward losses for income tax purposes of approximately $127,000 based on the federal income tax rate of 35% that may be offset against future taxable income. The carryforward losses expire at various times through the year 2021. Due to the uncertainty regarding the success of the future operations, management has recorded a valuation allowance against the deferred tax asset, which amounts to 100% of the related deferred tax asset.

Note 8:   Related Party Transactions

During the period from July 2004 to December 31, 2004, the Company paid rent for a furnished office space amounting to $15,000 to an affiliate. This amount is included in the general and administrative expenses of the Company’s consolidated statement of operations.

The Company’s Chairman and Chief Executive Officer provides funding on an ongoing basis for working capital requirements. At December 31, 2004 the total amount owing to the Chairman and Chief Executive Officer approximated $84,000. The Company accrues interest on the outstanding amount at 7% per annum.

Note 9:   Subsequent Events

On April 15, 2005, the Company executed the Agreement and General Release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to treasury on May 30, 2005.

Subsequent to year end, we entered into an agreement in principle with CardioGenics Inc., (“CGI”) a privately held Ontario-based biotechnology and medical devices company, to acquire an interest in CGI. Completion of the transaction is subject to certain conditions and is targeted to close in the third quarter of 2005.

Note 10:   Commitments and Contingencies

The Company has commitments under an operating lease agreement for furnished office space in New York City. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of the date of these financial statements, the future minimum annual rental commitment under this lease which expires on December 31, 2005 is $36,000. Rent expense under the operating lease was $15,000 and $0 for the years ended December 31, 2004 and 2003, respectively.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years and during the interim period from December 31, 2003 until June 30, 2004, the Registrant has not had any disagreements with the Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this Annual Report on Form 10-KSB.

On September 13, 2004, we dismissed Livingston, Wachtell and Co., LLP (“Wachtell”) as the independent registered public accounting firm. Effective upon that date, Berkovits, Lago and Company, LLP (“Berkovits”) was appointed as the new independent registered public accounting firm. The decision to dismiss Wachtell and to appoint Berkovits was recommended and approved by our Board of Directors.

ITEM 8A.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time period.

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal year ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 8B.   OTHER INFORMATION

All information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of our 2004 fiscal year has been reported.

PART   III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and serve until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current directors and executive officers is as follows:

Name	Age	Positions with the Company

Jack Kachkar	42	Chairman, President, Secretary, Chief Financial Officer and Director

Jay Green	55	Executive Vice President and Director

Dr. Jack Kachkar, age 42, is the Chairman, President, Secretary, Chief Financial Officer and a Director of the Company. Dr. Kachkar is also the Chairman, Chief Executive Officer and Director of Inyx, Inc., a publicly traded specialty pharmaceutical company which is listed on the NASD Over-the-Counter Bulletin Board (“Inyx”). Dr. Kachkar is a medical doctor with experience as an executive within the pharmaceutical and health industries. In addition to his experience in providing consulting and advisory services within these industries, Dr. Kachkar has founded and assisted in the acquisition of a number of pharmaceutical companies focused on the commercialization and manufacturing of pharmaceutical products, including the Miza Pharmaceuticals group of companies. The Miza Pharmaceuticals group of companies were reorganized and sold through bankruptcy proceedings. He also founded a European based medical publishing company, K&T Publishing. Dr. Kachkar earned his medical degree in December 1995 from the English Language Medical Program at Semmelweis Medical University in Budapest, Hungary.

Jay M. Green, age 55, is Executive Vice-President and a Director of the Company. Mr. Green also presently serves as the Executive Vice President and Director of Inyx, Inc. Mr. Green has more than twenty years of business and financial experience, including serving as a corporate officer, with New York and American Stock Exchange-listed companies. Prior to joining Inyx, Mr. Green was a Managing Director of Ducan Capital, LLC, a merchant banking/investment banking firm, and BlueFire Partners, a capital markets advisory firm. Prior to that, he was Vice President with Unapix Entertainment, Inc., a publicly traded company on the American Stock Exchange, that filed for bankruptcy; a Vice President with Paxar Corp, a publicly traded company listed on the New York Stock Exchange; and a Vice President with Seitel, Inc., which was listed on both the American and New York Stock Exchanges during his tenure.

Director Compensation

The Company does not currently compensate its directors.

Audit Committee

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. We do not currently have an Audit Committee financial expert serving on its Audit Committee because it believes that the time and expense associated with locating such financial expert is not justified during the time that the Company remains in the development stage and its relatively limited financial resources.

Governance

As we are not listed on a national stock exchange, we are not subject to the implementation of certain requirements of the corporate governance requirements mandated by The Sarbanes-Oxley Act of 2002 as of the date of this filing.

Code of Ethics

We have not adopted a formal ethics policy for our chief executive officer or senior financial officers, due to our status as a Bulletin Board Company with only two management personnel. We believe that our Board can successfully oversee and manage our existing officers and employees. However, we believe that an ethics policy is important and intend to consider adopting such a policy in the future.

Compliance with Section 16(a)

The Company does not file reports pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and its officers, directors, and 10% shareholders are not required to file reports under Section 16(a) of the Securities Act.

ITEM 10.   EXECUTIVE COMPENSATION

The Company currently does not compensate its executive employees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at May 16, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Name & Address	Number of Shares Owned		% Ownership

First Jemini Trust	5,086,600	(1)	37.29%
Larry Stockhamer Trustee
76 Sanibel Crescent
Thornhill, Ontario L4J 8K7

Karver Capital Holding Ltd.	2,336,659	(2)	17.13%
104 West Shore Drive
Putnam Valley, NY 10579

Viktoria Benkovitch	1,076,802	(3)	7.89%
Unit 1210-445 Grand Bay Drive
Key Biscayne, FL 33149

Jay M. Green 825 Third Avenue, 40th Floor New York, NY 10022	--		--

Jack Kachkar 825 Third Avenue, 40th Floor New York, NY 10022	--		--

All officers and directors as a group (2 persons)	--		--

	8,500,061

(1) First Jemini Trust is a discretionary family trust for the benefit of our Chairman and President, his spouse, Ms. Viktoria Benkovitch and family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee.

(2) Karver Capital Holding, Ltd., (“Karver”), is a private investment holding company incorporated in the British Virgin Islands of which, Mr. Green, our Executive Vice President and Dr. Kachkar’s spouse, Ms. Viktoria Benkovitch, are co-owners.

(3) Ms. Viktoria Benkovitch is the spouse of Dr. Kachkar, our Chairman and President. Dr. Kachkar disclaims beneficial ownership over the shares owned by Ms. Benkovitch.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Green and Dr. Kachkar’s spouse, Viktoria Benkovitch, are co-owners of Karver Capital Holding, Ltd., (“Karver”), a private investment holding company incorporated in the British Virgin Islands.

The Company’s subsidiary, MDRX, leases its office space in New York from an affiliated company, Inyx, Inc. where Dr. Kachkar and Mr. Green are executive offices and directors. The annual rent for the office was $30,000 for 2004 and $36,000 for 2005.

Dr. Kachkar provides funding on an ongoing basis for the Company’s working capital requirements and these amounts are included in the Company’s liabilities. At December 31, 2004, the total owing to Dr. Kackhar was approximately $84,000. The Company records interest on the outstanding amount at 7% per annum.

ITEM 13.   EXHIBITS

2.1	Asset Purchase Agreement dated September 13, 2004 (incorporated by reference to Form 8-K filed September 17, 2004)
3.1	Amended and Restated Certificate of Incorporation of Medeorex, Inc. (incorporated by reference to Form 8-K filed September 29, 2004)
3.2	Amended and Restated Bylaws of Medeorex, Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2, file number 333-46828).
4.1	Specimen Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form SB-2, file number 333-46828).
10.1	Agreement and Mutual General Release (incorporated by reference to Form 8-K filed on April 21, 2005)
10.2	Share Exchange Agreement between Clixtix and Medeorex (incorporated by reference to Form 8-K filed September 17, 2004)
10.3	Share Exchange Agreement between Phyllis Maxwell and First Jemini Trust (incorporated by reference to Form 8-K filed September 17, 2004)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Livingston, Wachtell & Co., LLP Certified Public Accountants
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has appointed Berkovits, Lago & Company, LLP as the Company’s independent auditor’s for 2004.

During 2004, Berkovits, Lago & Company, LLP has not billed the Company for any services described below:

Audit Fees

Livingston, Wachtell & Co., LLP’s fees for the review of interim financial statements for the quarters ended June 30, 2004, and audit for the year ended 2003, were $13,500.

Audit Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed for professional services by our auditors for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2004 and 2003

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2004, and 2003 were $0 and $0, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEOREX, INC.

June 7, 2005	By:	/s/ Jack Kachkar

Jack Kachkar Chief Executive Officer, Principal Financial Officer Secretary and Director

June 7, 2005	By:	/s/ Jay Green

Jay Green Executive Vice President and Director