Form 10QSB
period 2005-03-31
Medeorex Inc
filed 2005-06-09
CIK 1124813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-46828

Medeorex, Inc. (Exact name of small business issuer as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3526402 (IRS Employer Identification No.)

825 Third Avenue, 40th Floor, New York, New York, 10022 (Address of principal executive offices)

(212) 838-2585 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 3, 2005: 13,641,461 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Medeorex, Inc. (f/k/a Clixtix, Inc.)
(Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash	$299	$378
Total current assets	299	378

Property and equipment, net	9,624	10,837

Total assets	$9,923	$11,215

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$70,934	$40,786
Accrued expenses and other current liabilities	39,399	32,248
Stockholder loans at 7% interest per annum, due on demand	94,391	84,158
Total current liabilities	204,724	157,192

Commitments and contingencies

Stockholders' deficit:
Preferred stock - $0.0001 par value, 10,000,000 shares
authorized -0- shares issued and outstanding	-	-
Common stock - $0.0001 par value, 20,000,000 shares
authorized, 14,718,266 shares issued and outstanding
at March 31, 2005 and at December 31, 2004	1,472	1,472
Additional paid-in capital	214,531	214,531
Accumulated deficit prior to development stage	(66,003)	(66,003)
Deficit accumulated during development stage	(344,801)	(295,977)
Total stockholders' deficit	(194,801)	(145,977)

Total liabilities and stockholders' deficit	$9,923	$11,215

The accompanying notes are an integral part of these consolidated financial statements.

Medeorex, Inc. (f/k/a Clixtix, Inc.)
(Development Stage Company)
Consolidated Statement of Operations

	For the Three Months Ended March 31,		Cumulative Period from September 13, 2004 (Effective date of Development Stage Company) to March 31,
	2005	2004	2005
	(Unaudited)

Operating expenses:
Professional fees	$27,344	$-	$177,721
Travel, promotion and related expenses	8,423	-	126,861
Rent and general office expenses	10,193	-	34,492
Depreciation	1,213	-	2,476
Total operating expenses	47,173	-	341,550

Loss from continuing operations before interest and
discontinued operations	(47,173)	-	(341,550)

Interest expense	1,651	-	3,251
-
Loss from operations before discontinued operations	(48,824)	-	(344,801)

Loss from discontinued operations	-	41,964	-

Net loss	$(48,824)	$(41,964)	$(344,801)
`
Basic and fully diluted net loss per share
Loss before discontinued operations	$(0.00)	$-	$-
Loss from discontinued operations, net of income taxes	-	0.00	-
	$(0.00)	$(0.00)	$-
Weighted-average number of shares used in computing
basic and fully diluted net loss per share amounts	14,718,266	10,228,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Medeorex, Inc. (f/k/a Clixtix, Inc.)
(Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock			Accumulated Deficit
	Shares	Amount	Additional Paid- In Capital	Prior to Development Stage	During Development Stage	Total

Balances at December 31, 2002	10,228,000	$1,023	$54,008	$(28,719)	$-	$26,312

Net loss for the year	-	-	-	(8,337)	-	(8,337)

Balances at December 31, 2003	10,228,000	1,023	54,008	(37,056)	-	17,975

Stockholder debt foregiveness	-	-	10,972	-	-	10,972

Shares issued for MDRX, Inc. on September 13, 2004	4,490,266	449	149,551	-	-	150,000

Net loss for the period from January 1, 2004
to September 13, 2004	-	-		(28,947)	-	(28,947)

Balances at September 13, 2004	14,718,266	1,472	214,531	(66,003)	-	150,000

Net loss for the period September 13, 2004 (effective date
of Development Stage Company) to December 31, 2004	-	-	-	-	(295,977)	(295,977)

Balances at December 31, 2004	14,718,266	1,472	214,531	(66,003)	(295,977)	(145,977)

Net loss for the period	-	-	-	-	(48,824)	(48,824)

Balances at March 31, 2005	14,718,266	$1,472	$214,531	$(66,003)	$(344,801)	$(194,801)

The accompanying notes are an integral part of these consolidated financial statements.

Medeorex, Inc. (f/k/a Clixtix, Inc.)
(Development Stage Company)
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,		Cumulative Period from September 13, 2004 (Effective date of Development Stage Company) to March 31,
	2005	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net loss for the period	$(48,824)	$(41,964)	$(344,801)
Add: loss from discontinued operations	-	41,964	-
Loss from continuing operations	(48,824)	-	(344,801)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,213	-	2,476
Changes in assets and liabilities
Increase in accounts payable and accrued liabilities	37,299	-	110,333

Net cash used in continuing operations	(10,312)	-	(231,992)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(12,100)

Net cash used in investing activities	-	-	(12,100)

Cash flows from financing activities:
Proceeds from share issuance	-	-	150,000
Advances from stockholder	10,233	-	94,391

Net cash provided by financing activities	10,233	-	244,391

Change in cash	(79)	-	299

Cash at beginning of period	378	-	-

Cash at end of period	$299	$-	$299

Supplemental Disclosure of Cash Flow Information:

Cash interest paid during the year	$-	$-	$-
Cash taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medeorex, Inc. (f/k/a Clixtix, Inc.)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:                Business Description and Basis of Presentation

Medeorex, Inc. (f/k/a Clixtix, Inc.) was incorporated on April 18, 1989 in the State of New York and had been engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company and Clixtix changed its name to Medeorex, Inc. Immediately following the closing under the MDRX Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed the net liabilities of the theater ticket business operation. Subsequently, on April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to treasury on May 30, 2005.

Since September 13, 2004, the Company’s activities principally consisted of acquiring or forming a business in the health and pharmaceutical services industries. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. The operating activities prior to September 13, 2004 relating to the theater ticket business have been reported as discontinued operations on the Company’s consolidated financial statements.

The Company operates in one business segment.

Note 2:  Going concern

These financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial losses from operations for the period from September 13, 2004 (effective date of development stage) through March 31, 2005 and an accumulated deficit of approximately $411,000 at March 31, 2005. The ability of the Company to continue is dependent upon the ongoing support of its stockholders, the attainment of financing necessary to complete any potential acquisitions, and achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3:  Summary of Significant Accounting Policies

The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004. The accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of operating results to be expected for the year.

Significant accounting policies are detailed in our annual report on Form 10-KSB for the year ended December 31, 2004.

All intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

Note 4:  Property and Equipment

Property and equipment consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Computer hardware	$5,985	$5,985
Computer software	6,115	6,115
	12,100	12,100
Less accumulated depreciation	(2,476)	(1,263)
	$9,624	$10,837

For the three months ended March 31, 2005 and 2004, depreciation of property and equipment was approximately $1,200 and $0, respectively.

Note 5:  Discontinued Operations

On September 13, 2004, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed all of the assets and liabilities of the theater ticket business operation. The net liabilities assumed by Aisle Seats amounted to $10,972, representing assets of $17,975 and liabilities of $28,947. The operating results of this business have been classified as discontinued operations in the consolidated statement of operations. Accordingly, the revenues from the theater ticket business are unrelated to present management’s business plan.

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

Note 7:  Related Party Transactions

During the three months ended March 31, 2005, the Company paid rent to an affiliate for a furnished office space amounting to $9,000. This amount is included in the general and administrative expenses of the Company’s consolidated statement of operations.

The Company’s Chairman and Chief Executive Officer provides funding on an ongoing basis for working capital requirements. At March 31, 2005, the total amount owing to the Chairman and Chief Executive Officer was approximately $94,000. The Company accrues interest on the outstanding amount at 7% per annum.

Note 8:  Subsequent Events

On April 15, 2005, the Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered an aggregate of 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to the Company’s treasury on May 30, 2005.

Subsequent to year end, on May 6, 2005, the Company entered into an agreement in principle with CardioGenics Inc., (“CGI”) a privately held Ontario-based biotechnology and medical devices company, to acquire an equity interest in CGI. Completion of the transaction is subject to certain conditions and is targeted to close in the third quarter of 2005.

Note 9:  Commitments and Contingencies

The Company has a commitment under an operating lease agreement for office space in New York City. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of the date of these financial statements future minimum annual rental commitment under this lease was $27,000. The rent expense for the three months ended March 31, 2005 was approximately $9,000. There was no similar expense for the three months ended March 31, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirely by the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Forward-Looking Statements

Statements that are not historical facts included in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, business strategies, expansion and growth of the Company’s operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially include, among others; general economic conditions, the markets for and market price of the Company’s products and services, the Company’s ability to find, acquire, market, develop and produce new products and services, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, labor relations, availability and cost of material and equipment, the results of financing efforts, and regulatory developments and compliance. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the these factors. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

General

We are an emerging health and pharmaceutical services company. Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market, but to date, we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that industry.

We were originally incorporated under the name Phyllis Maxwell’s Groups, Inc. in the State of New York, on April 18, 1989. On August 3, 2001, we changed our name to Clixtix, Inc. , During this time period, we provided services for groups interested in attending New York’s Broadway and Off-Broadway theater productions.

On September 13, 2004, Ms. Phyllis Maxwell, our former president and controlling stockholder, sold 5,086,600 shares of our common stock, representing approximately 49% of the Company’s then issued and outstanding shares, to First Jemini Family Trust, a Canadian discretionary family trust which was not affiliated with Ms. Maxwell. First Jemini Trust is a discretionary family trust for the benefit of our Chairman and President, his spouse and family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee.

Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, a privately held Delaware corporation with intentions of operating in the health and pharmaceutical services industries, we issued to the stockholders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of controlling stockholders of MDRX is our Chairman and President’s spouse. Although she is also a beneficiary of the First Jemini Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. As a consequence, the transaction with MDRX was treated as a purchase and not as a reverse merger. Subsequently, on April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to treasury on May 30, 2005.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

The accompanying consolidated financial information includes the accounts of Medeorex and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with that company and the transfer of the theater ticket operation to Aisle Seats.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 were approximately $47,000 which included professional fees of $27,000, travel and promotion expenses of approximately $8,400, rent and office expenses of $10,200 and depreciation of computer hardware and software of approximately $1,200. In comparison, there were no similar operating expenses for the three months ended March 31, 2004.

Loss from Continuing Operations before interest expense and discontinued operations

Losses from continuing operations for the three months ended March 31, 2005 were approximately $47,000. There was no similar loss for the three months ended March 31, 2004. Our operating losses are a result of general and administrative costs associated with operating the business. We have not yet earned any revenues to offset these costs.

Interest expense

For the three months ended March 31, 2005, interest expense amounted to approximately $1,600. This interest expense represented interest related to the stockholder loans. There was no similar expense for the three months ended March 31, 2004.

Loss from Discontinued Operations

For the three months ended March 31, 2005, there was no loss from discontinued operations. The loss from discontinued operations for the three months ended March 31, 2004 amounted to approximately $42,000. This loss represents the losses incurred by our former theater ticket business. On September 13, 2004 the Company transferred its theater ticket operations to Aisle Seats, Inc., an entity controlled by the Company’s former president and stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation. Net liabilities assumed amounted to approximately $11,000.

Net Loss

Net loss for the three months ended March 31, 2005 was approximately $49,000, compared to a net loss of $42,000 for the three months ended March 31, 2004. The losses were the result of general and administrative expenses of $47,000 and interest expense of approximately $1,600 for the three months ended March 31, 2005 and losses from discontinued operations of approximately $42,000, relating to the theater ticket business.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had cash of approximately three hundred dollars.

Since our sale of the theater ticket business, we have been financing our operations primarily through capital contributions and short term loans from our stockholders. As of March 31, 2005, such short-term loans were approximately $94,000.

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

Operating activities

The net cash used in operating activities for the three months ended March 31, 2005 amounted to approximately $10,000, which was primarily the result of a net loss of approximately $49,000 from continuing operations relating to general and administrative costs. This was adjusted by depreciation expense of approximately $1,200 and an increase in accounts payable amounting to approximately $37,000. In comparison, for the three months ended March 31, 2004, all the activity related to the discontinued operations of the theater ticket business and there was no cash generated from operations.

Investing activities

There was no cash used for investing activities for the three months ended March 31, 2005 or 2004.

Financing activities

The net cash provided from financing activities for the three months ended March 31, 2005 amounted to approximately $10,000, which represented net loans made by the stockholders. In comparison for the three months ended March 31, 2004, there was no cash used for financing activities.

Subsequent Events and Expectations

In addition to establishing a business within the healthcare sector, we are actively pursuing corporate and product acquisitions within the pharmaceutical industry in order to establish a competitive position in that market sector. We believe that we may be able to complete such a transaction within the next twelve months.

On April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to the Company’s treasury on May 30, 2005.

On May 6, 2005, we entered into an agreement in principle with CardioGenics Inc., (“CGI”) a privately held Ontario-based biotechnology and medical devices company, to acquire an equity interest in CGI. CGI is focused on the development of superior products for the In-Vitro-Diagnostics testing market and several other proprietary technologies. CGI is presently in the process of completing the initial commercialization and launch of its patented core technology, which is intended to benefit the patient, the medical practitioner and the medical institution through timely and more accurate diagnosis, improved medical care and significant cost savings and new revenue generating potential.

The acquisition of an interest in CGI is subject to a number of conditions, including: satisfactory completion of due diligence; agreement on definitive documentation; identification and verification of CGI’s intellectual property; receipt of a independent appraisal as to the valuation of CGI; entry into an employment agreement with the Chief Executive Officer of CGI; entry into a consulting agreement with an affiliate of our Company relating to certain investor relations, financial consulting and business development services; and approval of the board of directors and shareholders of CGI and our Company. The acquisition is targeted to close in the third quarter of 2005 but such closing date can be extended mutually by both parties.

In May 2005, we received notification from Nasdaq that our common stock may be delisted from the OTCBB because we are not current in our public filings with the SEC.  In response to our request for a hearing on this matter, a telephonic hearing with Nasdaq has been scheduled for June 10, 2005.  We expect that, at the time of the hearing, we will be current in our filings with the SEC.

Going Concern

As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the three months ended March 31, 2005. There is no guarantee whether we will be able to generate revenue and/or raise capital to support those operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities and upon additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. Management believes the Company can raise the appropriate funds need to support their business plan.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we not be able to continue as a going concern.

Item 3. Controls and Procedures

a) We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time period.

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective.

b) There were no changes that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

31.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2005

MEDEOREX, INC.

By: /s/ Dr. Jack Kachkar
       Dr. Jack Kachkar
       Chief Executive Officer and Principal Financial Officer