Form 10QSB
period 2005-09-30
Medeorex Inc
filed 2005-11-14
CIK 1124813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 333-46828


                           Karver International, Inc.

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

                   (212) 838-2585 (Issuer's telephone number)


                                  Medeorex, Inc.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2005: 13,641,461 shares of common stock, par value $0.0001 per share

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

                           Karver International, Inc.
                             (f/k/a Medeorex, Inc.)
                           (Development Stage Company)
                           Consolidated Balance Sheets

                                                                          ---------------------------
                                                                          September 30,  December 31,
                                                                              2005          2004
                                                                          (Unaudited)
                                                                          ---------------------------
                                               Assets
Current assets:
     Cash                                                                 $     222         $     378
     Prepaid expenses and other current assets                               10,000              --
                                                                          ---------------------------
           Total current assets                                              10,222               378

Property and equipment, net                                                   7,049            10,837
                                                                          ---------------------------

           Total assets                                                   $  17,271         $  11,215
                                                                          ===========================

                                Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                     $ 147,203         $  40,786
     Accrued expenses and other current liabilities                          20,265            32,248
     Stockholder loans at 7% interest per annum, due on demand              193,663            84,158
                                                                          ---------------------------
           Total current liabilities                                        361,131           157,192
                                                                          ---------------------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock - $0.0001 par value, 10,000,000 shares
     authorized -0- shares issued and outstanding                              --                --
     Common stock - $0.0001 par value, 20,000,000 shares
     authorized, 13,641,461 shares issued and outstanding as of
     September 30, 2005 and 14,718,266 as of December 31, 2004                1,364             1,472
     Additional paid-in capital                                             214,531           214,531
     Accumulated deficit prior to development stage                         (66,003)          (66,003)
     Deficit accumulated during development stage                          (493,752)         (295,977)
                                                                                            ---------
           Total stockholders' deficit                                     (343,860)         (145,977)
                                                                          ---------------------------

           Total liabilities and stockholders' deficit                    $  17,271         $  11,215
                                                                          ===========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           Karver International, Inc.
                             (f/k/a Medeorex, Inc.)
                           (Development Stage Company)
                      Consolidated Statements of Operations

                                                      ------------------------------------------------------------------------------
                                                                                                              Cumulative Period From
                                                                                                                September 13, 2004
                                                                                                               (Effective Date of
                                                           For the Nine Months       For the Three Months       Development Stage
                                                           Ended September 30,        Ended September 30,        Company) through
                                                           2005           2004        2005           2004       September 30, 2005
                                                               (Unaudited)               (Unaudited)                (Unaudited)
                                                      ------------------------------------------------------------------------------
Operating expenses:
    Professional fees                                  $  142,295     $     --       $   75,745     $     --     $    292,670
    Travel, promotion and related expenses                 14,632           --            4,084           --          133,070
    Rent and general office expenses                       29,757           --           10,041           --           54,056
    Depreciation                                            3,789           --            1,263           --            5,052
                                                      ------------------------------------------------------------------------------
                     Total operating expenses             190,473           --           91,133           --          484,848
                                                      ------------------------------------------------------------------------------

Loss from continuing operations before
 interest and discontinued operations                    (190,473)          --          (91,133)          --         (484,848)

Interest expense                                            7,302           --            3,383           --            8,902
                                                      ------------------------------------------------------------------------------

Loss from operations before discontinued operations      (197,775)          --          (94,516)          --         (493,750)

Income (loss) from discontinued operations                   --          (31,952)          --           10,012           --
                                                      ------------------------------------------------------------------------------

Net Income (loss)                                      $ (197,775)    $  (31,952)    $  (94,516)    $   10,012   $   (493,750)
                                                      ==============================================================================
Basic and fully diluted net earnings (loss)
 per share
    Loss before discontinued operations                $    (0.01)    $     --       $    (0.01)    $     --     $       --
    Income (loss) from discontinued operations,
       net of income taxes                                   --             --             --             --             --
                                                      ------------------------------------------------------------------------------
                                                       $    (0.01)    $     --       $    (0.01)    $     --     $       --
                                                      ==============================================================================
Weighted-average number of shares used in
     computing basic and fully diluted net
     earnings (loss) per share                         14,238,813     10,228,000     13,641,461     10,228,000           --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           Karver International, Inc.
                             (f/k/a Medeorex, Inc.)
                           (Development Stage Company)
           Consolidated Statements of Changes in Stockholders' Deficit

                                                                                              Accumulated Deficit
                                                     Common Stock                             Prior to      During
                                              -------------------------   Additional Paid   Development   Development
                                                Shares         Amount      -In Capital        Stage         Stage          Total
                                              ------------------------------------------------------------------------------------
Balances at December 31, 2003                 10,228,000    $     1,023    $    54,008   $   (37,056)   $      --      $    17,975

Stockholder debt foregiveness                       --             --           10,972          --             --           10,972

Shares issued for MDRX, Inc. on
     September 13, 2004                        4,490,266            449        149,551          --             --          150,000

Net loss for the period from
     January 1, 2004 to September 13, 2004          --             --             --         (28,947)          --          (28,947)
                                              ------------------------------------------------------------------------------------

Balances at September 13, 2004                14,718,266          1,472        214,531       (66,003)          --          150,000

Net loss for the period September 13, 2004
     (effective date of Development Stage
     Company) through December 31, 2004             --             --             --            --         (295,977)      (295,977)
                                              ------------------------------------------------------------------------------------

Balances at December 31, 2004                 14,718,266          1,472        214,531       (66,003)      (295,977)      (145,977)

Net loss for the period                             --             --             --            --         (197,775)      (197,775)

Shares returned to treasury and cancelled     (1,076,805)          (108)          --            --             --             (108)


                                              ------------------------------------------------------------------------------------
Balances at September 30, 2005                13,641,461    $     1,364    $   214,531   $   (66,003)   $  (493,752)   $  (343,860)
                                              ====================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           Karver International, Inc.
                             (f/k/a Medeorex, Inc.)
                           (Development Stage Company)
                      Consolidated Statements of Cash Flow

                                                      ------------------------------------------------------------------------------
                                                                                                              Cumulative Period From
                                                                                                                September 13, 2004
                                                                                                               (Effective Date of
                                                           For the Nine Months       For the Three Months       Development Stage
                                                           Ended September 30,        Ended September 30,        Company) through
                                                           2005           2004        2005           2004       September 30, 2005
                                                               (Unaudited)               (Unaudited)                (Unaudited)
                                                      ------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income for the period                      $(197,775)   $ (31,952)     $ (94,516)   $  10,012          $(493,750)
    Add: loss (income) from discontinued operations           --         31,952           --        (10,012)              --
                                                         ---------------------------------------------------------------------------
    Loss from continuing operations                       (197,775)        --          (94,516)        --             (493,750)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
    Depreciation                                             3,788         --            1,263         --                5,052
    Fundings provided by stockholder                       109,505         --           75,413         --              193,660
    Shares returned to treasury                               (108)        --             --           --                 (108)
    Changes in assets and liabilities                         --
     Prepaid expenses and other current assets             (10,000)        --             (230)        --              (10,000)
     Increase(decrease)in accounts payable and
        accrued liabilities                                 94,434         --           18,023         --              167,468
                                                         ---------------------------------------------------------------------------

      Net cash used in continuing operations                  (156)        --              (47)        --             (137,678)
                                                         ---------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                         --           --             --           --              (12,100)
                                                         ---------------------------------------------------------------------------

      Net cash  used in investing activities                  --           --             --           --              (12,100)
                                                         ---------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from share issuance                               --           --             --           --              150,000
                                                         ---------------------------------------------------------------------------

      Net cash provided by financing activities               --           --             --           --              150,000
                                                         ---------------------------------------------------------------------------


Change in cash                                                (156)        --              (47)        --                  222

Cash at beginning of period                                    378         --              269         --                 --
                                                         ---------------------------------------------------------------------------

Cash at end of period                                    $     222    $    --        $     222    $    --            $     222
                                                         ===========================================================================

Supplemental Disclosure of Cash Flow Information:

Cash interest paid during the year                       $    --      $    --        $    --      $    --            $    --
Cash taxes paid during the year                               --           --             --           --                 --
   Non-cash financing activities:
    Fundings provided by stockholder                     $ 109,505    $    --        $  75,413    $    --            $ 193,660


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           Karver International, Inc.
                             (f/k/a Medeorex, Inc.)
                           (Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business Description and Basis of Presentation

      Karver International, Inc. (f/k/a Medeorex, Inc.) (the "Company" or "Karver") was incorporated on April 18, 1989 in the State of New York and had been engaged in the theater ticket business under the name of Clixtix, Inc. ("Clixtix"). On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the Company issued the stockholders of MDRX an aggregate of 4,490,226 shares of the Company's stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to that Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company and Clixtix changed its name to Medeorex, Inc. Immediately following the closing under the MDRX Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc. ("Aisle Seats"), a company controlled by the Company's former president and former majority stockholder. As consideration, Aisle Seats assumed the net liabilities of the Company's former theater ticket business operation.

      Since September 13, 2004, the Company's activities principally consisted of attempting to acquire or forming a business in the health and pharmaceutical services industries. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". The operating activities prior to September 13, 2004 relating to the theater ticket business have been reported as discontinued operations on the Company's consolidated financial statements.

      On April 15, 2005, the Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company's common stock owned by them. The common stock was returned to treasury and cancelled on May 30, 2005. The Company no longer has any further obligations to the "Medlink Parties"

      On June 14, 2005, the Company amended its agreement with CardioGenics Inc. ("CGI"), a privately held Ontario-based biotechnology and medical devices company, to acquire a minority interest (of approximately 15%)in CGI for $2 million. The Company continues due diligence and the contemplated transaction is expected to close at the end of 2005, subject to various terms and conditions being met by both parties. In order to complete such investment, the Company will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized.

      Effective November 3, 2005, the Company amended its Certificate of Incorporation to change its name from Medeorex, Inc. to Karver International, Inc. This name change was approved by the Company's board of directors and with majority shareholder consent.

Note 2: Going Concern

      These financial statements have been prepared on a going concern basis. Although there is substantial doubt about the Company's ability to continue as a going concern, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial losses from operations for the period from September 13, 2004 (effective date of development stage company) through September 30, 2005 and has an accumulated deficit of approximately $494,000 at September 30, 2005. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, the attainment of financing necessary to complete any potential acquisitions, and the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3: Summary of Significant Accounting Policies

      The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004. The accompanying consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of operating results to be expected for the year.

      Significant accounting policies are detailed in our annual report on Form 10-KSB for the year ended December 31, 2004.

      All intercompany accounts and transactions have been eliminated in consolidation.

      Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

Note 4: Property and Equipment, net

        Property and equipment consist of the following:

                                                 -------------------------------
                                                 September 30,      December 31,
                                                     2005              2004
                                                 (Unaudited)
                                                 -------------------------------

        Computer hardware                          $  5,985          $  5,985
        Computer software
                                                      6,115             6,115
                                                 -------------------------------
                                                     12,100            12,100
        Less accumulated depreciation                (5,051)           (1,263)
                                                 -------------------------------
                                                   $  7,049          $ 10,837
                                                 ===============================


        For the three and nine months ended September 30, 2005, depreciation expense for property and equipment was approximately $1,300 and $3,800, respectively. There was no similar expense for the comparative periods in 2004.

Note 5: Discontinued Operations

      On September 13, 2004, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company's former president and former majority stockholder. As consideration, Aisle Seats assumed all of the assets and liabilities of the theater ticket business operation. The net liabilities assumed by Aisle Seats amounted to $10,972, representing assets of $17,975 and liabilities of $28,947. The operating results of this business have been classified as discontinued operations in the consolidated statement of operations. Accordingly, the revenues from the theater ticket business are unrelated to the Company's current business activities.

Note 6: Stockholders' Deficit

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

      On May 30, 2005, the Company returned 1,076,805 shares of the Company's common stock, par value $0.0001 per share to treasury in conjunction with the agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. These shares were subsequently cancelled by the Company.

Note 7: Related Party Transactions

      During the three and nine months ended September 30, 2005, the Company accrued management fees and rent expense due to an affiliate for management services and rental of a furnished office space amounting to $16,500 and $34,500, respectively. This amount is included in the general and administrative expenses of the Company's consolidated statement of operations. The total amount due to this affiliate amounted to $42,000 at September 30, 2005 and is included as accounts payable on the consolidated balance sheet. The company expects to settle this amount by the end of 2005.

      Additionally, for the three and nine months ended September 30, 2005, the Company accrued professional fees relating to accounting and administrative support services provided by related parties amounting to $17,000 and $51,000, respectively. This amount is included as professional fees on the Company's consolidated statement of operations. The total amount due to related parties of approximately $43,000 at September 30, 2005 is included in accounts payable on the consolidated balance sheet.

      The Company's Chairman and Chief Executive Officer provides funding on an ongoing basis for working capital requirements. At September 30, 2005, the total amount owing to the Chairman and Chief Executive Officer was approximately $194,000 and is repayable on demand. The stockholder agreed not to seek repayment of this loan for a minimum of 12 months from the date of this financial statement. The Company accrues interest on the outstanding amount at 7% per annum.

Note 8: Commitments and Contingencies

      The Company has a commitment under an operating lease agreement for office space in New York City. In addition to rent, the Company and its subsidiary are responsible for operating costs, real estate taxes and insurance. As of the date of these financial statements, future minimum annual rental commitment under this lease was $9,000. The rent expense for the three and nine months ended September 30, 2005 was approximately $9,000 and $27,000, respectively. There was no similar expense for the three and nine months ended September 30, 2004.

Item 2.  Management's Discussion and Analysis or Plan of Operation

      The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by the Company's consolidated financial statements and related notes appearing elsewhere in this report.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Forward-Looking Statements

      Statements that are not historical facts included in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, business strategies, expansion and growth of the Company's operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially include, among others: general economic conditions, the markets for and market price of the Company's products and services, the Company's ability to find, acquire, market, develop and produce new products and services, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, labor relations, availability and cost of material and equipment, the results of financing efforts, and regulatory developments and compliance. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these factors. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

General

      We are a development stage health and pharmaceutical services company. The Company is currently reviewing the feasibility of entering the immunoassay diagnostic niche market, but to date we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that industry.

      We were originally incorporated under the name Phyllis Maxwell's Groups, Inc. in the State of New York on April 18, 1989. On August 3, 2001, we changed our name to Clixtix, Inc. During this time period, the Company provided services for groups interested in attending New York's Broadway and Off-Broadway theater productions.

      On September 13, 2004, Phyllis Maxwell, our former president and controlling stockholder, sold 5,086,600 shares of our common stock, representing approximately 49% of the Company's then issued and outstanding shares, to First Jemini Family Trust, a Canadian discretionary family trust which was not affiliated with Ms. Maxwell. First Jemini Trust is a discretionary family trust for the benefit of our Chairman and President, his spouse and family members. Such beneficiaries possess no right to the trust and therefore have no direct beneficial ownership of shares held by the Trustee.

      Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. ("MDRX"), a privately held Delaware corporation, we issued to the stockholders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of controlling stockholders of MDRX is the spouse of our Chairman and President. Although she is also a beneficiary of the First Jemini Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. As a consequence, the transaction with MDRX was treated as a purchase and not as a reverse merger. Subsequently, on April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company's common stock owned by them. The common stock was returned to treasury on May 30, 2005. The Company and the Medlink Parties no longer have any further obligations to each other.

      Pursuant to the Share Exchange Agreement, MDRX became our wholly owned subsidiary. Immediately following the closing under the Share Exchange Agreement, we discontinued our theater ticket business by selling that operation and its assets to Aisle Seats, Inc. ("Aisle Seats"), a company controlled by our former president and majority stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation.

      The revenues generated prior to September 13, 2004 are from the theater ticket business and are unrelated to the Company's current activities. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

      On June 14, 2005, the Company amended its agreement with CardioGenics Inc. ("CGI"), a privately held Ontario-based biotechnology and medical devices company, to acquire a minority interest in CGI for $2 million. We continue due diligence and this transaction is expected to close at the end of 2005, subject to various terms and conditions being met by both parties.

CRITICAL ACCOUNTING POLICIES

      Our significant accounting policies are disclosed in Note 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004

      The accompanying consolidated financial information includes the accounts of Medeorex and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with that company and the transfer of the theater ticket operation to Aisle Seats.

Operating Expenses

      Operating expenses for the three months ended September 30, 2005 were approximately $91,000, which included professional fees of $76,000, travel and promotion expenses of approximately $4,000, rent and office expenses of $10,000 and depreciation of computer hardware and software of approximately $1,000. There were no similar operating expenses for the three months ended September 30, 2004.

      Operating expenses for the nine months ended September 30, 2005 were approximately $190,000, which included professional fees of $142,000, travel and promotion expenses of approximately $14,600, rent and office expenses of $30,000 and depreciation of computer hardware and software of approximately $4,000. There were no similar operating expenses for the nine months ended September 30, 2004.

Loss from Continuing Operations before Interest Expense and Discontinued Operations

      Losses from continuing operations for the three and nine months ended September 30, 2005 were approximately $91,000 and $190,000, respectively. There was no similar loss for the three and nine months ended September 30, 2004. Our operating losses are a result of general and administrative costs associated with operating the business. We have not yet earned any revenues to offset these costs.

Interest Expense

      For the three and nine months ended September 30, 2005, interest expense amounted to approximately $3,000 and $7,000, respectively. This interest expense is related to the stockholder loans. There was no similar expense for the three and nine months ended September 30, 2004.

Loss (income) from Discontinued Operations

      For the three and nine months ended September 30, 2005, there was no loss from discontinued operations. The Company had income from discontinued operations for the three months ended September 30, 2004 amounting to approximately $10,000 and a loss of approximately $32,000 for the nine months ended September 30, 2004. The income for the three months and the loss for the nine months ended September 30, 2004 represents the income earned and losses incurred by the Company's former theater ticket business. On September 13, 2004 the Company transferred its theater ticket operations to Aisle Seats, Inc., an entity controlled by the Company's former president and majority stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation. Net liabilities assumed amounted to approximately $11,000.

Net Income/Loss

      Net loss for the three and nine months ended September 30, 2005 was approximately $94,000 and $198,000, compared to a net income of $10,000 and a net loss of $32,000 for the three and nine months ended September 30, 2004. The losses for the three and nine months ended September 30, 2005 were the result of general and administrative expenses of $91,000 and $190,000, respectively, and interest expense of approximately $3,000 and $7,000, respectively. The income and losses from discontinued operations of approximately $10,000 and $32,000, respectively, related to the discontinued theater ticket business.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005, we had cash of approximately $222.

      Since the sale of the Company's theater ticket business, we have been financing our operations primarily through capital contributions and short term loans from our stockholders. As of September 30, 2005, such short-term loans were approximately $194,000.

      As we are a development stage company, we will require significant additional financial resources for the expansion of our health and pharmaceutical services business. At this time, it is not possible to quantify what amount may actually be required and we will continue to depend on loans from our stockholders. If required, we may seek to obtain additional financing through public or private equity financings, although no specific plans exist for conducting such financings at this time. If we are unable to obtain the required financings to implement our business strategies, our ability to conduct our business may be adversely affected.

      We are also pursuing acquisitions that may require substantial capital resources. For example to conclude the CGI minority interest investment, we may be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance debt and equity securities. At this time, no such financing transactions have been agreed to or finalized.

Operating Activities

      The net cash used in operating activities for the three months ended September 30, 2005 amounted to approximately $75,000, which was primarily the result of a net loss of approximately $95,000 from continuing operations relating to general and administrative costs. This was adjusted by depreciation expense of approximately $1,300, and an increase in prepaid expenses of $230 as well as an increase in accounts payable amounting to approximately $18,000. In comparison, for the three months ended September 30, 2004, all the activity related to the discontinued operations of the theater ticket business and there was no cash generated from operations.

      The net cash used in operating activities for the nine months ended September 30, 2005 amounted to approximately $110,000, which was primarily the result of a net loss of approximately $197,000 from continuing operations relating to general and administrative costs. This was adjusted by depreciation expense of approximately $3,800, an increase in prepaid and other current assets of $10,000 and an increase in accounts payable amounting to approximately $94,000. In comparison, for the nine months ended September 30, 2004, all of the activity related to the discontinued operations of the theater ticket business and there was no cash generated from operations.

Investing Activities

      There was no cash used for investing activities for the three and nine months ended September 30, 2005 or 2004.

Financing Activities

      The net cash provided from financing activities for the three and nine months ended September 30, 2005 amounted to approximately $75,000 and $110,000, respectively, which represented net loans made by the stockholders. In comparison, for the three and nine months ended September 30, 2004, there was no cash provided by financing activities.

Subsequent Events and Expectations

      In addition to establishing a business within the healthcare sector, we are pursuing corporate and product acquisitions within the pharmaceutical industry in order to establish a competitive position in that market sector.

      Effective November 3, 2005, the Company amended its Certificate of Incorporation to change its name from "Medeorex, Inc." to "Karver International, Inc." The amendment was approved by the Company's board of directors and with majority shareholder consent.

Going Concern

      As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the three and nine months ended September 30, 2005. There is no guarantee that we will be able to generate revenue and/or raise capital to support those operations. This raises substantial doubt about our ability to continue as a going concern.

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

      Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective.

      b) There were no changes that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 6. Exhibits.

     (1)3.1    Certificate of Amendment of the Certificate of Incorporation

        31.1 Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

        32.1 Certification by the Chief Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.





        -----------------------------------

        (1) Filed as an exhibit to Form 8k filed on November 9, 2005 and incorporated herein by reference

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: November 10, 2005

                                               KARVER INTERNATIONAL, INC.




                                               By: /s/Dr. Jack Kachkar
                                                   -------------------
                                               Dr. Jack Kachkar
                                               Chief Executive Officer and
                                               Principal
                                               Financial Officer