Form 10KSB
period 2005-12-31
Karver International, Inc.
filed 2006-04-17
CIK 1124813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
______________________

Commission file number: 333-46828

KARVER INTERNATIONAL, INC.
(Name of small business issuer in its charter)

New York	13-3526402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Third Avenue, 40th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 838-2585

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had $0.00 in revenues for the year ended December 31, 2005.

As of April 14, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,033,426. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Over-The-Counter Bulletin Board on April 14, 2006.

As of April 14, 2006, 13,641,461 shares of the registrant’s Common Stock, par value $0.0001 per share were issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Cautionary Note Regarding Forward-Looking Statements

Statements included in this Annual Report on Form 10-KSB that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, but involve risks and uncertainties that could cause actual results to differ from those projected. The use of terminology such as “expect,” “believe,” “intend,” “continue,” “anticipate” and other similar expressions generally identify “forward-looking statements.” They include statements relating to, among other things, future capital, business strategies, expansion and growth of operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially include, but are not limited to, those described throughout this report, in particular those in the section of Item 1 entitled “Risk Factors.”. The Company disclaims any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring hereafter.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Karver International, Inc. (f/k/a Medeorex, Inc.) (“Karver”, “we”, “us”, “our”, or the “Company”) and its wholly owned subsidiary, MDRX, Inc. (“MDRX”), a Delaware corporation, is an emerging health-care and pharmaceutical services company. We are actively pursuing corporate and product acquisitions in order to establish a competitive position in these industries.

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

On September 13, 2004, Ms. Phyllis Maxwell, our former president and controlling shareholder, sold 5,086,600 shares of our common stock, representing approximately 49% of the Company’s then issued and outstanding shares, to First Jemini Family Trust (the “Trust”), a Canadian discretionary family trust which was not affiliated with Ms. Maxwell. The Trust is a discretionary family trust for the benefit of our Chairman and President, his spouse and family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee.

Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, a privately held Delaware corporation with intentions of operating in the health services industry, we issued to the stockholders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of the former controlling shareholders of MDRX is our Chairman and President’s spouse. Although she is also a beneficiary of the First Jemini Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. As a consequence, the transaction with MDRX was treated for accounting purposes as a purchase and not a reverse merger. Pursuant to this Share Exchange Agreement, MDRX became our wholly owned subsidiary.

Immediately following the closing under the Share Exchange Agreement, we discontinued our theater ticket business by selling that operation and its assets to Aisle Seats, Inc. (“Aisle Seats”), a company controlled by our former president and majority stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation. To reflect the change in business operations, on September 23, 2004, the Company changed its name from “Clixtix, Inc.” to “Medeorex, Inc.”. The Company subsequently changed its name from Medeorex to “Karver International, Inc.” (“Karver”) on November 3, 2005.

Revenues generated prior to September 13, 2004 are from the theater ticket business and are unrelated to our current operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

On April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. Such common stock was returned to treasury and cancelled on May 30, 2005. The Company no longer has any further obligations to the “MedLink Parties.”

On May 6, 2005, we agreed to potentially acquire a minority interest in CardioGenics, Inc. (“CardioGenics”), a privately held Canadian biotechnology and medical devices company. CardioGenics is focused on the development of superior products for the in-vitro-diagnostics cardiac testing market and several other related proprietary technologies related to the screening and testing of cardiac ailments. The terms of this potential investment were subsequently modified by both parties on June 14, 2005 and on February 24, 2006, respectively.

Based on current terms, and subject to the completion of satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, the Company has agreed to potentially invest $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics pursuant to which the Company will own approximately 20% of CardioGenics by December 31, 2006. Additionally, in return for the Karver investment and in order for Karver to obtain a majority control of CardioGenics as our Company may require, CardioGenics agreed to grant Karver a two-year warrant to purchase sufficient additional shares at a pre-set valuation to acquire a majority control of CardioGenics. In addition to the successful completion of its due diligence on CardioGenics, in order to complete the investment, Karver will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized.

CardioGenics is currently in the process of completing the initial commercialization and launch of its patented core technology, which is intended to benefit the patient, the medical practitioner and the medical institution through timely and more accurate diagnosis, improved medical care and significant cost savings and new revenue generating potential. Upon completion of successful testing and applicable regulatory approvals including those with the U.S. Food and Drug Administration (“FDA”), CardioGenics expects that any potential revenues will be generated from up-front licensing fees, ongoing royalty payments, ongoing sale of disposable test cartridges and sales and service of the CardioGenics products themselves. At this time, no such agreements have been formalized between CardioGenics and potential customers and/or clients.

Competition

The market in which we are engaged is highly competitive. Established businesses in the health-care and pharmaceutical industries have longer operating histories, greater name recognition, more technical personnel and significantly greater financial and business resources than we do. Additionally, new competitors with potentially unique or more desirable products or services may continue to enter these sectors.

Government Regulation

Our targeted industries are heavily regulated by government regulations including those governed by the United States Food and Drug Administration (“FDA”). We are not aware of any existing or probable governmental regulation that will have an adverse material impact on us.

Research and Development

Our current business relies on entering the health-care and pharmaceutical sectors and as a result, our Company expects to commence incurring research and development expenses to that end. We have not incurred research and development expenditures for the fiscal years ended December 31, 2005 and 2004.

Employees

As of the date of this report, the Company has no full time employees and is managed by its Chief Executive Officer and Executive Vice President, who are not compensated. Various management services, including word-processing, filing and bookkeeping services are outsourced to an affiliated company. During the year ended December 31, 2005, fees for such services amounted to $15,000. However, we expect to add employees in accordance with our future operating plans as needed, and we expect to begin compensating our employees and directors at such time.

Available Information

Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and any amendments to these reports) are available free of charge at www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Such SEC filings will also be made available at our internet address, www.karverint.com, upon the completion of the construction of our website. We will voluntarily provide an annual report to shareholders upon their request and the annual report will include audited financial statements. All such requests should be directed to Dr. Jack Kachkar, Chairman at the office of the Company.

RISK FACTORS

The Company is subject to numerous risks. You should carefully review and consider the following risks as well as all other information contained in this report. Additional risks and uncertainties of which we are currently unaware or which we believe are not material could also impair our business.

RISKS RELATED TO OUR BUSINESS

We have a limited operating history.

Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market as it relates to cardiac ailments and disease, but to date we have not commenced such activities. In addition, although we continue to actively pursuing pharmaceutical corporate and product acquisitions we have not formally finalized any such potential transactions.

Our operating history and results of operations as a pharmaceutical and health-care services company are limited only to approximately 15 months through the year ended December 31, 2005. Our Company is also considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. Additionally, prior to our acquisition of MDRX Inc., we were in an unrelated business (i.e. theatre ticket business) and the Company’s financial statements were qualified in each year of our existence by its auditors relating to an uncertainty in connection with our ability to continue as a going concern.

We continue to experience operating losses and will require financing to fulfill our business plan.

We continue to experience operating losses. For the year ended December 31, 2005, we had a net loss of approximately $286,000 compared to a net loss of $325,000 for the year ended December 31, 2004. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further details on our operations.

Our business strategy is focused on corporate and product acquisitions in the pharmaceutical and health services industries. To date, we have not formally finalized any such transactions. Our business plan also requires us to raise capital for such contemplated transactions through a combination of borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized, and there is no assurance that we will be able to raise the capital we require to fulfill our business plan.

We may be unable to obtain financing for the product or corporate acquisitions that are available to us.

As we are a development stage company, we will require significant additional financial resources for the expansion of our health-care and pharmaceutical services business. Our current operations have been financed through stockholder loans. At this time, it is not possible to quantify what amount may actually be required and we will continue to depend on such loans from our stockholders. As required, we will attempt to obtain financing for acquisition opportunities through a combination of loans and equity investments from commercial sources, seller debt financing, issuance of equity securities as part of the purchase price, and other sources. Commercial sources will tend to come from investment funds, private equity funds and other non-traditional sources, usually at a very high borrowing cost. Use of our equity securities could result in material dilution to our existing stockholders. There can be no assurance that we will be able to obtain adequate financing for further acquisitions or that, if available, such financing will be on favorable terms. If we are unable to obtain the required financings to implement our business strategies, our ability to conduct our business may be adversely affected.

We must add management and personnel to implement our business plan.

As of the date of this report, our Company has no full-time employees and is managed by its Chief Executive Officer and Executive Vice President, who are not compensated. Various management services are outsourced to an affiliated company and such services are limited at this time. Any success we expect to have will therefore, be heavily dependent on the addition and performance of executive officers, managers and other personnel. Our growth and future success will depend, in large part, on the contributions of such individuals as well as our ability to motivate and retain these personnel. In addition, our proposed plan of development will require an increase in management, business, financial, scientific, and sales and marketing personnel, and an investment in the professional development of the expertise of such employees and management. We are currently seeking senior management executives and business, financial, sales and marketing executives to join our Company. Due to both our limited operating history and current financial resources, there can be no assurance that we will be successful in recruiting and retaining all such personnel to help us implement our business plan, and operating and investment strategies. If we are unable to recruit and retain such management and personnel, our ability to implement our business plan may be adversely affected.

Our ability to market our own proprietary pharmaceutical products will face regulatory obstacles.

Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market as it applies to cardiac ailments and disease, but, to date, we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical business and product acquisitions in order to establish a competitive position in that and other industries. Such acquisitions being pursued include development stage pharmaceutical product or medical device acquisitions.

Approvals of new medical devices or pharmaceutical products is a time-consuming and very expensive process involving testing, clinical trials and approvals at various stages of the process by the U.S. Food & Drug Administration (“FDA”), the Canadian Therapeutic Products Directorate (“TPD”), the U.K. Medicines and Healthcare Products Regulatory Authority (“MHRA”), the European Agency for the Evaluation of Medicinal Products (“EMEA”), and other such regulatory agencies where we expect to distribute our products or services. Additionally, such medical devices or products may also be subjected to patent review and possible disallowance. Our ability to obtain regulatory approval for our products will also require extensive testing, and we currently lack the resources to conduct such testing.

There is no assurance we can obtain all required regulatory approvals necessary to develop and commercialize our own pharmaceutical products or medical devices. Even if we successfully develop and commercialize a regulatory-approved pharmaceutical product or medical device, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. As a result, there is a prolonged lead-time to begin the development and sale of such products, and therefore these products will not become available for sale in the foreseeable future. If we cannot successfully develop, commercialize and market our own pharmaceutical products or medical devices, including the failure to obtain the necessary regulatory approvals to market such products, we would miss a strategic opportunity to grow our business.

Also, once our products are potentially developed, they cannot be marketed until the completion of extensive testing and field trials. We will require the help of other companies and consultants to perform some of the testing. At any stage of the testing process, there are the risks of injury to test subjects, and regulatory cessation of the process despite having invested significantly in the product, due to risk of harm, inefficacy of the products and many other reasons. In addition, we do not currently have the capital resources to begin the process of conducting testing and trials necessary to obtain any required regulatory approvals.

If we are able to develop or acquire proprietary pharmaceutical products or medical devices, there is no assurance we can market them successfully.

We do not have a sales force capable of marketing any pharmaceutical products or medical devices that we are able to develop and obtain approval for. We may either have to invest in creating such a sales force, attempt to create strategic marketing alliances with our existing customers and/or establish strategic marketing relationships with other companies in the industry.

We have no guarantee of developmental success.

Our Company or our potential investee companies and/or partners may not be able to find commercial opportunities for our planned products as it is impossible to ensure that any research and development we conduct or invest in will result in the creation of marketable or profitable products. We also currently lack the financial resources and business infrastructure to conduct such development work.

RISKS RELATED TO OUR STOCK

We do not expect to pay dividends.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, for the foreseeable future, we intend to retain profits, if any, to fund our planned growth and expansion.

Shares that may be eligible for future sale may adversely affect the market price of our common stock.

Sales of substantial amounts of common stock by shareholders in the public market are likely to adversely affect the market price of the Common Stock and could impair our ability to raise capital by selling equity securities.

Our company is substantially controlled by our management team.

As of April 14, 2006, the executive officers and directors of our Company and their family members, associates and their affiliates beneficially owned approximately 62% of the shares of the currently outstanding common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors may be in a position to influence the election of all the directors of the Company and to control through their stock ownership the business of the Company.

There is potential volatility in the price of our stock.

The market price of the shares of our common stock, like the securities of many other over-the-counter traded companies may be highly volatile. Such price has ranged from $0.28 to $0.68 over the last 52-week period. See Item 5, “Market for Our Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.” Factors such as developments in our relationships with prospective customers, material adverse events to our customers, changes in FDA and other governmental regulations, market changes in the pharmaceutical and medical device industries, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many pharmaceutical and medical device companies, and companies such as ours in related industries, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate. We are leasing our executive offices at 825 Third Avenue, 40th Floor, New York, New York, 10022, from an affiliated company, which consist of approximately 1,000 square feet of space at an annual rent of $36,000. Subsequent to year end, our Company entered into a three year lease agreement for additional office space in Miami, Florida. Annual base rental payments amount to approximately $55,000. Such facilities are deemed to be adequate for our Company’s present needs.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in legal proceedings and litigation incidental to the conduct of our business. As of December 31, 2005, there were no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “KRVR.” The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock, as reported by the OTCBB. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. We traded on the OTCBB from September 30, 2004 through November 14, 2005 under the symbol “MRXI.” We traded on the OTCBB from inception through September 29, 2004 under the symbol “CXTX”.

Quarter Ended	High	Low
Mar-31-04	$1.30	$0.53
Jun-30-04	$0.40	$0.22
Sep-30-04	$0.55	$0.28
Dec-31-04	$0.51	$0.35
Mar-31-05	$0.45	$0.32
Jun-30-05	$0.37	$0.28
Sep-30-05	$0.50	$0.35
Dec-31-05	$0.68	$0.40

Holders

On December 31, 2005, the closing sale price for our common stock, as reported by the Over-The-Counter Bulletin Board, was $0.68. As of December 31, 2005, our common stock was held by 33 holders of record.

Dividends

We have never paid dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2005, there were no sales of securities issued by the Company without registration under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

As a development stage company, we presently have no equity compensation plans.

Transfer Agent and Registrar:

Our transfer agent is StockTrans, Inc. of 44 West Lancaster Avenue, Ardmore, PA 19003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are an emerging health-care and pharmaceutical services company. Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market as it applies to cardiac ailments and disease, but to date, we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical business and product acquisitions in order to establish a competitive position in that and other industries. Although we continue to pursue such opportunities, we have not formally finalized any such transactions to date.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 3 of the notes to the consolidated financial statements included in Item 7 of this Form 10-KSB.

RESULTS OF OPERATIONS

The accompanying consolidated financial information includes the accounts of Karver and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with that company and the transfer of our theater ticket operation to Aisle Seats.

Operating Expenses

Operating expenses for the year ended December 31, 2005 were approximately $274,000 which included professional fees of approximately $196,000, travel and promotion expenses of approximately $16,000, rent and office expenses of approximately $58,000, and depreciation of computer hardware and software of approximately $5,000. In comparison, operating expenses for the year ended December 31, 2004 were approximately $294,000 which included professional fees of approximately $150,000, travel and promotion expenses of approximately $118,000, rent and office expenses of $24,000 and depreciation of computer hardware and software of approximately $1,300.

Loss from Continuing Operations before Interest and Discontinued Operations

Losses from continuing operations for the year ended December 31, 2005 were approximately $274,000. In comparison, losses from continuing operations for the year ended December 31, 2004 were approximately $294,000. Our operating losses are a result of general and administrative costs. We have not yet earned any revenues to offset these costs.

Interest and Financing Expense

Interest expense for the year ended December 31, 2005 was approximately $12,000 relating to accrued interest on the 7% stockholders loans received during the year. In comparison, interest expense for the year ended December 31, 2004 was approximately $1,600 also relating to the accrued interest on the 7% stockholders loans received during the year. Our Company expects to incur such expenses until it starts generating cash flow from operations.

Loss from Discontinued Operations

For the year ended December 31, 2005, our Company recorded no loss from discontinued operations.

In comparison, for the year ended December 31, 2004, the loss from discontinued operations amounted to approximately $29,000. This amount represented the results of operations relating to the former theater ticket business. On September 13, 2004, the Company transferred its theater ticket operations to Aisle Seats, Inc., an entity controlled by the Company’s former president and stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation. Net liabilities assumed amounted to approximately $11,000.

Net Loss

Net losses for the years ended December 31, 2005 and 2004 were approximately $286,000 and $325,000 respectively. The losses were the result of operating expenses of $262,000 and $294,000, respectively described above, and losses from discontinued operations of approximately $29,000 for the year ended December 31, 2004 relating to the theater ticket business.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had cash of approximately seven hundred dollars.

Since the sale of the theater ticket business, we have been financing our operations primarily through capital contributions and short-term loans from our stockholders. During the year ended December 31, 2005, net funding provided by stockholder amounted to approximately $141,000 and these funds were paid directly by the stockholder on behalf of the Company. Our Company recorded the related expenses and increased the stockholder loan to $225,000.

As we are a development-stage company, we will require significant additional financial resources for the expansion of our health-care and pharmaceutical services business. At this time, it is not possible to quantify what amount may actually be required and we will continue to depend on loans from our stockholders. If required, we may seek to obtain additional financing through public or private equity financings although no specific plans exist for conducting such financings at this time. If we are unable to obtain the required financings to implement our business strategies, our ability to conduct our business may be adversely affected.

We are also actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may also be required to raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

Operating Activities

Net cash provided from operating activities for the year ended December 31, 2005 amounted to $283. For the year ended December 31, 2005, the net cash provided by the operations was primarily the result of a net loss of approximately $286,000 adjusted by depreciation expense of approximately $5,000, and an increase in prepaid expenses of approximately $21,000, off-set by increase in non-cash fundings provided by a stockholder of approximately $141,000, an increase in accounts payable and accrued liabilities amounting to approximately $82,000, an increase in an amount due to an affiliate of $36,000, and an increase in the amount due to related parties of approximately $43,000.

In comparison, the net cash used in operating activities for the year ended December 31, 2004 amounted to approximately $275,000. For the year ended December 31, 2004, the net cash used in the operations was primarily the result of a net loss of approximately $296,000 from continuing operations relating to general and administrative costs, and approximately $29,000 net loss from discontinued operations. This was adjusted by depreciation expense of approximately $1,300, an increase in accounts payable amounting to approximately $58,000, an increase in the amount due to an affiliate amounting to $15,000, and an increase in advances from stockholders amounting to approximately $84,000. The discontinued operations also used total cash of approximately $53,000 for the year ended December 31, 2004.

Investing Activities

For the year ended December 31, 2005, no cash was used in investing activities. In comparison, the net cash used in investing activities for the year ended December 31, 2004 amounted to approximately $12,000, which represented computer hardware and software equipment purchased during the year.

Financing Activities

For the year ended December 31, 2005, no cash was used in or provided by financing activities. In comparison for the year ended December 31, 2004, the net cash provided by financing activities amounted to approximately $150,000 relating to proceeds from share issuance.

Subsequent Events and Expectations

Subsequent to year end on February 24, 2006, the Company amended its agreement in principle with CardioGenics, a privately held Canadian biotechnology and medical devices company. Based on such amended terms, and subject to the completion of satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, the Company has agreed to potentially invest $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics pursuant to which our Company will own approximately 20% of CardioGenics by December 31, 2006. Additionally, in return for the Karver investment and in order for Karver to obtain a majority control of CardioGenics as our Company may require, CardioGenics agreed to grant Karver a two-year warrant to purchase sufficient additional shares at a pre-set valuation to acquire a majority control of CardioGenics. In addition to the successful completion of its due diligence on CardioGenics, in order to complete the investment, Karver will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized.

CardioGenics is focused on the development of superior products for the in-vitro-diagnostics cardiac testing market and several other related proprietary technologies pertaining to the screening and testing of cardiac ailments. Currently, CardioGenics is in the process of completing the initial commercialization and launch of its patented core technology, which is intended to benefit the patient, the medical practitioner and the medical institution through timely and more accurate diagnosis, and improved medical care and resultant cost savings.

Going Concern

As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the year ended December 31, 2005. There is no guarantee whether we will be able to generate revenue and/or raise capital to support those operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities and upon additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. Management believes that we can raise the appropriate funds needed to support our Company’s business plan.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we not be able to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Karver International, Inc.

We have audited the accompanying consolidated balance sheet of Karver International, Inc. (a development stage company) (formerly known as Medeorex, Inc.) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Karver International, Inc. (formerly known as Medeorex, Inc.) as of December 31, 2005, and the results of operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
April 11, 2006

KARVER INTERNATIONAL, INC. (f/k/a Medeorex, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet

December 31,
2005
Assets

Current assets:
Cash	$660
Prepaid expenses and deposits	20,645
Total current assets	21,305

Property and equipment, net	5,785

Total assets	$27,090

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$128,462
Due to affiliate	51,000
Due to related party	43,000
Accrued interest on shareholder loan	11,748
Stockholder loans at 7% interest per annum, due on demand	225,364
Total current liabilities	459,574

Commitments and contingencies

Stockholders' deficit:

Preferred stock - $0.0001 par value, 10,000,000 shares authorized none issued and outstanding	—
Common stock - $0.0001 par value, 20,000,000 shares authorized, 13,641,461 shares issued and outstanding as of December 31, 2005	1,364
Additional paid-in capital	214,531
Accumulated deficit prior to development stage	(66,003)
Deficit accumulated during development stage	(582,376)
Total stockholders' deficit	(432,484)
Total liabilities and stockholders' deficit	$27,090

The accompanying notes are an integral part of these consolidated financial statements.

KARVER INTERNATIONAL, INC. (f/k/a Medeorex, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	Cumulative Period from September 13, 2004 (Effective date of Development Stage Company) to December 31, 2005 (Unaudited)

Operating expenses
Professional fees	$195,594	$150,377	$345,971
Travel, promotion and related expenses	15,756	118,438	134,194
Rent and general office expenses	57,942	24,299	82,241
Depreciation	5,053	1,263	6,316
Total operating expenses	274,345	294,377	568,722

Loss from continuing operations before interest and financing and discontinued operations	(274,345)	(294,377)	(568,722)

Interest and financing expense	12,054	1,600	13,654

Loss from continuing operations before
discontinued operations	(286,399)	(295,977)	(582,376)

Loss from discontinued operations	—	28,947	—

Net loss	$(286,399)	$(324,924)	$(582,376)

Basic and fully diluted net loss per share
Loss before discontinued operations	$(0.02)	$(0.03)	N/A
Loss from discontinued operations, net of income taxes	—	—	N/A
	$(0.02)	$(0.03)	N/A
Weighted-average number of shares used in computing basic and fully diluted loss per share amounts	14,083,984	11,565,265	N/A

The accompanying notes are an integral part of these consolidated financial statements.

KARVER INTERNATIONAL, INC. (f/k/a Medeorex, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit

	Common Stock			Accumulated Deficit
	Shares	Amount	Additional Paid-In Capital	Prior to Development Stage	During Development Stage	Total

Balances at December 31, 2003	10,228,000	$1,023	$54,008	$(37,056)	$—	$17,975

Stockholder debt foregiveness	—	—	10,972	—	—	10,972

Shares issued for MDRX, Inc. on September 13, 2004	4,490,266	449	149,551	—	—	150,000

Net loss for the period from January 1, 2004
to September 13, 2004	—	—	—	(28,947)	—	(28,947)

Net loss for the period September 13, 2004
(effective date of Development Stage Company) to December 31, 2004	—	—	—	—	(295,977)	(295,977)
Balances at December 31, 2004	14,718,266	$1,472	$214,531	$(66,003)	$(295,977)	$(145,977)

Shares returned to treasury (MedLink Parties)	(1,076,805)	(108)	—	—	—	(108)
Net loss for the period	—	—	—	—	(286,399)	(286,399)
Balances at December 31, 2005	13,641,461	$1,364	$214,531	$(66,003)	$(582,376)	$(432,484)

The accompanying notes are an integral part of these consolidated financial statements.

KARVER INTERNATIONAL, INC. (f/k/a Medeorex, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		Cumulative Period From September 13, 2004 (Effective Date of Development Stage Company) through December 31, 2005
	2005	2004	(Unaudited)
Cash flows from operating activities:
Net (loss) income for the period	$(286,399)	$(324,924)	$(582,376)
Add: loss from discontinued operations	—	28,947	—
Loss from continuing operations	(286,399)	(295,977)	(582,376)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	5,053	1,263	6,316
Fundings provided by stockholder	141,206	84,158	225,364
Shares returned to treasury	(108)	—	(108)
Changes in assets and liabilities
Prepaid expenses and other current assets	(20,645)	—	(20,645)
Increase(decrease) in accounts payable and accrued liabilities	82,176	58,034	155,210
Increase(decrease) in due to affiliate	36,000	15,000	—
Increase(decrease) in due to related parties	43,000	—	—
Net cash provided by (used in) continuing operations	283	(137,522)	(216,239)

Net cash used in discontinued operations	—	(53,158)	—

Net cash provided by (used in) operating activities	283	(190,680)	(216,239)

Cash flows from investing activities:
Purchase of property and equipment	—	(12,100)	(12,100)
Net cash used in investing activities	—	(12,100)	(12,100)

Cash flows from financing activities:
Proceeds from share issuance	—	150,000	—
Net cash provided by financing activities	—	150,000	—

Change in cash	283	(52,780)	(228,339)

Cash at beginning of period	378	53,158	—
Cash at end of period	$661	$378	$(228,339)

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
Shares returned to treasury	$(108)	$—	$(108)
Expenses paid by stockholders on behalf of Company	141,206	84,158	225,364
Increase in stockholder loan	(141,206)	(84,158)	(225,364)

Cash interest paid during the year	—	—	—
Cash taxes paid during the year	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

KARVER INTERNATIONAL, INC. (f/k/a Medeorex, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Description and Presentation

Karver International, Inc. (f/k/a Medeorex, Inc.) (“Karver”) was incorporated on April 18, 1989 in the State of New York and had been engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company and Clixtix changed its name to Medeorex, Inc. Immediately following the closing under the MDRX Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed the net liabilities of the theater ticket business operation.

On November 3, 2005, the Company changed its name to Karver International, Inc. (‘Karver”).

Since September 13, 2004, the Company’s activities principally consisted of acquiring or forming a business in the health-care and pharmaceuticals industries. The operating activities prior to September 13, 2004 relating to the theater ticket business have been reported as discontinued operations on the Company’s consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company operates in one business segment.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial losses from operations for the period from September 13, 2004 (effective date as a development stage company) through December 31, 2005 and an accumulated deficit of approximately $648,000 as at December 31, 2005. The ability of the Company to continue is dependent upon the ongoing support of its stockholders, the attainment of financing necessary to operate its business including completing any potential acquisitions, and achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Karver and its wholly owned subsidiary: MDRX, Inc.

All inter-company accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. SFAS No. 123R eliminates the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first annual reporting period that begins after December 15, 2005. The Company estimates that the adoption of SFAS No. 123R will not have a material effect on the Company’s consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”)-a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine the effect of the change. SFAS No. 154 requires that such retrospective application of changes in accounting principle be limited to direct effects of the change and also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company estimates that the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts from prior year consolidated financial statements and related notes have been reclassified to conform to the current year presentation.

Note 4. Property and Equipment

Property and equipment consist of the following:

December 31, 2005
Office furniture and equipment	$5,985
Computer software	6,115
12,100
Less accumulated depreciation	(6,315)
$5,785

For the year ended December 31, 2005, depreciation of property and equipment was $5,052. In comparison, for the year ended December 31, 2004, depreciation of property and equipment was approximately $1,200.

Note 5. Discontinued Operations

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

Note 6. Stockholders’ Deficit

On May 30, 2005, the Company returned 1,076,805 shares of the Company’s common stock, par value $0.0001 per share to treasury in conjunction with the agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. These shares were subsequently cancelled by the Company.

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

Note 7. Related Party Transactions

During the year ended December 31, 2005, the Company accrued management fees and rent expense due to an affiliate for management services and rental of a furnished office space totaling approximately $51,000 and consisting of approximately $15,000 for management, word-processing, and filing and bookkeeping services plus approximately $36,000 for office rent. This amount is included in the general and administrative expenses of the Company’s consolidated statement of operations. The company expects to settle this amount by the end of 2006.

Additionally, for the year ended December 31, 2005, the Company accrued professional fees relating to accounting and administrative support services provided by related parties amounting to $68,000. This amount is included as professional fees on the Company’s consolidated statement of operations. The total amount due to related parties of approximately $43,000 at December 31, 2005 is included in accounts payable on the consolidated balance sheet.

The Company’s Chairman provides funding on an ongoing basis for the Company’s working capital requirements. At December 31, 2005, the total amount owing to the Chairman was approximately $225,000 and is repayable on demand. Although the note is due on demand the stockholder has agreed verbally not to seek repayment of this loan for a minimum of 12 months from the date of this financial statement. The Company accrues interest on the outstanding amount at 7% per annum and as at December 31, 2005, such accrued interest was approximately $12,000.

Note 8. Deferred Income Taxes

At December 31, 2005 the Company had carryforward losses for income tax purposes of approximately $396,000 based on the federal income tax rate of 35% that may be offset against future taxable income. The carryforward losses expire at various times through the year 2022. Due to the uncertainty regarding the success of the future operations, management has recorded a valuation allowance against the deferred tax asset, which amounts to 100% of the related deferred tax asset.

Note 9. Subsequent Events

Subsequent to year end on February 24, 2006, the Company amended its agreement in principle whereby the Company agreed to invest in CardioGenics, a privately held Canadian biotechnology and medical devices company. Based on such amended terms, and subject to the completion of satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, the Company has agreed to potentially invest $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics pursuant to which the Company will own approximately 20% of CardioGenics by December 31, 2006. Additionally, in return for the Karver investment and in order for Karver to obtain a majority control of CardioGenics as the Company may require, CardioGenics agreed to grant Karver a two-year warrant to purchase sufficient additional shares at a pre-set valuation to acquire a majority control of CardioGenics. In addition to the successful completion of its due diligence on CardioGenics, in order to complete the investment, Karver will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized.

Subsequent to year end the Company entered into a three year lease agreement for additional office space in Miami, Florida. Annual base rental payments amount to approximately $55,000.

Note 10. Commitments and Contingencies

The Company has commitments under an operating lease agreement for furnished office space in New York City. In addition to rent, the Company and its subsidiaries are responsible for operating costs, real estate taxes and insurance. As of the date of these financial statements, the future minimum annual rental commitment under this lease which expires on December 31, 2006 is $39,750. Rent expense under the operating lease was $36,000 and $15,000 for the years ended December 31, 2005 and 2004, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, the Registrant has not had any disagreements with the auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this Annual Report on Form 10-KSB.

On September 13, 2004, the Company dismissed Livingston, Wachtell and Co., LLP (“Wachtell”) as the independent registered public accounting firm. Effective upon that date, Berkovits, Lago and Company, LLP (“Berkovits”) was appointed as the new independent registered public accounting firm. The decision to dismiss Wachtell and to appoint Berkovits was recommended and approved by the Company’s Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time period.

The Company’s Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of its controls and procedures related to its reporting and disclosure obligations as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal year ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and serve until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current directors and executive officers is as follows:

Name	Age	Positions with the Company

Jack Kachkar	43	Chairman, Chief Executive Officer and President, Secretary, Chief Financial Officer and Director

Jay M. Green	57	Executive Vice President and Director

Jack Kachkar, M.D., age 43, is the Chairman, Chief Executive Officer and President, Secretary, Chief Financial Officer and a Director of the Company. Dr. Kachkar is also the Chairman, Chief Executive Officer and Director of Inyx, Inc., a publicly traded specialty pharmaceutical company (“Inyx”) which is listed on the Nasdaq Over-the-Counter Bulletin Board. Dr. Kachkar is a medical doctor with experience as an executive within the pharmaceutical and health industries. In addition to his experience in providing consulting and advisory services within these industries, Dr. Kachkar has founded and assisted in the acquisition of a number of pharmaceutical companies focused on the commercialization and manufacturing of pharmaceutical products, including Inyx. From 1996 until December 2002, Dr. Kachkar was President and CEO of Miza Pharmaceuticals, Inc. (“Miza”), a Canadian corporation in Toronto, Ontario. Miza is now inactive. While in operation, Miza had three operating subsidiaries, Miza Pharmaceuticals (UK), Ltd. (“Miza UK”), Miza Ireland Limited (“Miza Ireland”) and Miza Pharmaceuticals USA, Inc. (“Miza USA”). Dr. Kachkar was involved in the management of all four companies, although he resigned as an officer of Miza in December 2002 and as a director in May 2003, prior to that company becoming inactive; he resigned as a director of Miza UK in August 2002 and was never an officer; he resigned as a director of Miza Ireland in October 2002 and was never an officer; and he resigned as an officer of Miza USA in March 2003 and as a director in April 2003. Miza UK was placed in Administration in September, 2002 and sold its assets out of Administration in March 2003 to Inyx Pharma; Miza Ireland’s assets were sold by a court-appointed liquidator during 2003; Miza USA was placed into Chapter 11 bankruptcy proceedings by its new owners in May 2003 under the name Carr Pharmaceuticals, Inc., and was then subsequently liquidated by its secured lenders. Dr. Kachkar earned his medical degree summa cum laude in 1995 from the English Language Medical Program at Semmelweis Medical University in Budapest, Hungary.

Jay M. Green, age 57, is Executive Vice-President and a Director of the Company. Mr. Green also currently serves as the Executive Vice President and the Director of Corporate Development of Inyx, Inc. Mr. Green has more than twenty years of business and financial experience, including serving as a corporate officer with New York and American Stock Exchange-listed companies. From January until November 2003, Mr. Green was a managing director of Duncan Capital, LLC, a merchant banking/investment banking firm. From June 2001 until 2002 year-end, Mr. Green was a Managing Director of BlueFire Partners, a Minneapolis-based capital markets advisory firm. From January 2001 until May 2001, Mr. Green served as an independent financial consultant advising both private and public companies. From June 2000 until December 2000, he was a Vice President with Unapix Entertainment, Inc., which was a public company on the American Stock Exchange (ASE: UPX) that filed for bankruptcy and its assets were subsequently liquidated. From March 1999 to May 2000, Mr. Green was an independent consultant advising private and public companies. From September 1998 until February 1999, he served as a Vice President with Paxar Corp. (NYSE: PXR). From January 1991 until May 1998, Mr. Green was a Vice President with Seitel, Inc. (which was on the ASE and then the NYSE during his tenure).

Director Compensation

The Company does not currently compensate its directors.

Audit Committee

The Company does not have a separate Audit Committee. Its full Board of Directors performs the functions usually designated to an Audit Committee. It does not currently have a financial expert serving on an Audit Committee because it is believed that the time and expense associated with locating such a financial expert is not justified during the time that the Company remains in the development stage and has relatively limited financial resources.

Governance

As the Company is not listed on a national stock exchange, it is not subject to the implementation of certain corporate governance requirements mandated by The Sarbanes-Oxley Act of 2002, as of the date of this filing.

Code of Ethics

The Company has not adopted a formal ethics policy for its chief executive officer or senior financial officers, due to its status as a development-stage Company with only two management personnel. The Company believes that its Board can successfully oversee and manage existing officers and employees. However, the Company believes that an ethics policy is important, and intends to consider adopting such a policy in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not file reports pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and its officers, directors, and 10% shareholders are not required to file reports under Section 16(a) of the Securities Act.

ITEM 10. EXECUTIVE COMPENSATION

The Company does not currently compensate its executives or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s shares of common stock at April 14, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Name & Address	Number of Shares Owned	% Ownership
First Jemini Trust Larry Stockhamer Trustee 76 Sanibel Crescent Thornhill, Ontario L4J 8K7	5,086,600 (1)	37.29%
Karver Capital Holding Ltd. 104 West Shore Drive Putnam Valley, NY 10579	2,336,659 (2)	17.13%
Viktoria Benkovitch 445 Grand Bay Drive #1210 Key Biscayne, FL 33149	1,076,802 (3)	7.89%
Jay M. Green 825 Third Avenue New York, NY 10022	—	—
Jack Kachkar 825 Third Avenue New York, NY 10022	—	—
All officers and directors as a group (2 persons)	—	—

(1)
First Jemini Trust is a discretionary family trust for the benefit of our Chairman and President, his spouse, Ms. Viktoria Benkovitch and family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee.

(2)
Karver Capital Holding, Ltd. is a private investment holding company incorporated in the British Virgin Islands of which, Mr. Green, the Company’s Executive Vice President, and Dr. Kachkar’s spouse, Ms. Viktoria Benkovitch, are co-principals.

(3)	Ms. Viktoria Benkovitch is the spouse of Dr. Kachkar, the Company’s Chairman and chief executive. Dr. Kachkar disclaims beneficial ownership over the shares owned by Ms. Benkovitch.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Green and Dr. Kachkar’s spouse, Viktoria Benkovitch, are co-prinicipals of Karver Capital Holding, Ltd. (“Karver Capital”) a private investment holding company incorporated in the British Virgin Islands, which owns approximately 17% of the outstanding stock of the Company. Mr. Green is Executive Vice-President and a Director of the Company. Ms. Benkovitch’s spouse, Dr. Jack Kachkar is the Chairman and a Director of the Company.

The Company’s subsidiary, MDRX, leases its office space in New York from an affiliated company, Inyx, Inc. (“Inyx”), where Dr. Kachkar and Mr. Green are executive officers. The annual rent for the office was $36,000 for the year ended December 31, 2005, and approximately $15,000 for the year ended December 31, 2004. In addition the Company outsources certain management services to Inyx. Such management fees consisting of management, word-processing, and filing and bookkeeping services amounted to approximately $15,000 for the year ended December 31, 2005 and nil for the year ended December 31, 2004.

Dr. Kachkar provides funding on an ongoing basis for the Company’s working capital requirements in the form of stockholder loans. These amounts are included in the Company’s current liabilities on the Consolidated Balance sheet. At December 31, 2005, the total amount owing to Dr. Kachkar was approximately $225,000. The Company records interest on the outstanding amount at 7% per annum.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference
2.1	Asset Purchase Agreement dated September 13, 2004	Filed as Exhibit 2.1 to Form 8-K filed on September 17, 2004
3.1.1	Amended and Restated Certificate of Incorporation of Medeorex, Inc.	Filed as Exhibit 3.1 to Form 8-K filed on September 29, 2004
3.1.2	Amended and Restated Certification of Incorporation of Karver International, Inc.	Filed as Exhibit 3.1 to Form 8-K filed on November 9, 2005
3.2	Amended and Restated Bylaws of Medeorex, Inc.	Filed as Exhibit 3.2 to Form SB-2 filed on September 28, 2000
10.1	Share Exchange Agreement between Clixtix and Medeorex, dated September 13, 2004	Filed as Exhibit 10.1 to Form 8-K filed on September 17, 2004
10.2	Share Exchange Agreement between Phyllis Maxwell and First Jemini Trust dated September 13, 2004	Filed as Exhibit 10.2 to Form 8-K filed on September 17, 2004
10.3	Agreement and Mutual General Release dated April 15, 2005	Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2005
21	Subsidiaries of the Registrant.	Filed herewith
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.	Filed herewith
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has appointed Berkovits, Lago & Company, LLP as the Company’s independent auditors for 2005.

The following table lists the fees for services rendered by the independent registered public accounting firms for 2005 and 2004:

	Audit Fees(1)		Audit Related Fees	Tax Fees	All Other Fees
2005	$29,000		$—	$—	$—
2004	40,500	(2)	—	—

(1)
Audit fees billed in 2005 and 2004 consisted of the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Includes fees paid to predecessor auditors Livingston, Wachtell & Co., LLP amounting to $13,500.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARVER INTERNATIONAL, INC.

Date: April 17, 2006	By:	/s/ Jack Kachkar

Name: Jack Kachkar Title: Chief Executive Officer, Principal Financial Officer, Secretary and Director

Date: April 17, 2006	By:	/s/ Jay M. Green

Name: Jay M. Green Title: Executive Vice President and Director