Form 10QSB
period 2006-03-31
Karver International, Inc.
filed 2006-05-22
CIK 1124813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 19, 2006, 13,641,461 shares of the registrant’s Common Stock, par value $0.0001 per share were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$-	$660
Prepaid expenses	31,757	20,645
Total current assets	31,757	21,305
Deposits	18,243	-
Property and equipment, net	4,522	5,785
	22,765	5,785

Total assets	$54,522	$27,090

Liabilities and Stockholders' Deficit

Current liabilities:
Bank overdraft	$9,005	$-
Accounts payable and accrued expenses	88,473	96,795
Due to affiliated company	77,875	66,000
Due to related parties	76,667	59,667
Accrued interest on shareholder loan	16,798	11,748
Stockholder loans at 7% interest per annum, due on demand	289,309	225,364
Total current liabilities	558,127	459,574

Commitments and contingencies

Stockholders' deficit:
Preferred stock - $0.0001 par value, 10,000,000 shares
authorized -0- shares issued and outstanding	-	-
Common stock - $0.0001 par value, 20,000,000 shares authorized,
13,641,461 shares issued and outstanding as of March 31, 2006 and December 31, 2005	1,364	1,364
Additional paid-in capital	214,531	214,531
Accumulated deficit prior to development stage	(66,003)	(66,003)
Deficit accumulated during development stage	(653,497)	(582,376)
Total stockholders' deficit	(503,605)	(432,484)

Total liabilities and stockholders' deficit	$54,522	$27,090

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
Consolidated Statement of Operations

	For the Three Months Ended March 31,		Cumulative Period from September 13, 2004 (Effective date of Development Stage Company) to March 31, 2006
	2006	2005	(Unaudited)
Operating expenses
Professional fees	$40,503	$27,344	$386,475
Travel, promotion and related expenses	-	8,423	134,194
Rent and general office expenses	24,258	10,193	106,498
Depreciation	1,263	1,213	7,579
Total operating expenses	66,024	47,173	634,746

Net loss before interest expense	(66,024)	(47,173)	(634,746)

Interest expense	5,097	1,651	18,751

Net Loss	$(71,121)	$(48,824)	$(653,497)

Basic and fully diluted net loss per share	$(0.01)	$(0.00)	N/A

Weighted-average number of shares used in
computing basic and fully diluted loss per share amounts	13,641,461	14,718,266	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,		Cumulative Period from September 13, 2004 (Effective date of Development Stage Company) to March 31, 2006
	2006	2005	(Unaudited)
Cash flows from operating activities:
Net loss for the period	$(71,121)	$(48,824)	$(653,497)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,263	1,213	7,579
Fundings provided by stockholder	63,945	10,233	289,309
Shares returned to treasury		-	(108)
Changes in assets and liabilities
Prepaid expenses and other current assets	(29,355)	-	(50,000)
(Decrease) increase in accounts payable
and accrued liabilities	(3,273)	37,299	151,937
Increase in due to affiliate	11,875	-	47,875
Increase in due to related parties	17,000	-	60,000

Net cash used in operating activities	(9,666)	(79)	(146,905)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(12,100)

Net cash used in investing activities	-	-	(12,100)

Cash flows from financing activities:
Proceeds from share issuance	-	-	150,000

Net cash provided by financing activities	-	-	150,000

Change in cash	(9,666)	(79)	(9,005)

Cash at beginning of period	661	378	-

Cash at end of period	$(9,005)	$299	$(9,005)

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
Expenses paid by stockholders on behalf of Company	$63,945	10,233	-
Increase in stockholder loan	(63,945)	(10,233)	-

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc. (f/k/a Medeorex, Inc.)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Business Description and Presentation

Karver International, Inc. (“Karver” or the “Company”) was incorporated on April 18, 1989 in the State of New York and had been engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company. Immediately following the closing under the MDRX Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats, Inc. assumed the net liabilities of the theater ticket business operation.

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

On November 3, 2005, the Company changed its name to Karver International, Inc.

Note 2.     Going Concern

These financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial losses from operations for the period from September 13, 2004 (effective date of development stage) through March 31, 2006 and an accumulated deficit of approximately $653,000 as at March 31, 2006. The ability of the Company to continue is dependent upon the ongoing support of its stockholders, the attainment of financing necessary to complete any potential acquisitions, and achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.  Summary of Significant Accounting Policies

The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005. The accompanying consolidated financial statements for the three months ended March 31, 2006 and 2005 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of operating results to be expected for the year ending December 31, 2005.

Significant accounting policies are detailed in our annual report on Form 10-KSB for the year ended December 31, 2005.

All inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

Note 4.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Office furniture and equipment	$5,985	$5,985
Computer software	6,115	6,115
	12,100	12,100
Less accumulated depreciation	(7,578)	(6,315)
	$4,522	$5,785

For the three months ended March 31, 2006 and 2005, depreciation of property and equipment was approximately $1,300 and $1,200, respectively.

Note 5.  Related Party Transactions
During the three months ended March 31, 2006, the Company accrued management fees of approximately $7,500 and rent expense of approximately $9,375 payable to an affiliated company for management services and rental of furnished office space. This amount is included in the general and administrative expenses of the Company’s consolidated statement of operations. In comparison, for the three months ended March 31, 2005, such fees to this affiliate amounted to $9,000 for the rental of a furnished office space. The total amount due to the affiliated company amounted to approximately $78,000 as at March 31, 2006. The Company expects to settle this outstanding amount by the end of 2006.

During the three months ended March 31, 2006, the Company entered into a short-term lease agreement with the same affiliated company whereby the Company subleases office space in Miami, Florida on a month to month basis to the affiliate for a monthly rent of $2,500. For the three month period, the Company charged $5,000 for sublease of this office space. Such amounts are included in the consolidated statement of operations as an offset against general and administration expenses.

Additionally, for the three months ended March 31, 2006, the Company accrued professional fees relating to accounting and administrative support services provided by related parties (consultants related to the Company) amounting to $17,000. This amount is included as professional fees on the Company’s consolidated statement of operations. The total amount due to related parties was approximately $77,000 as at March 31, 2006.

The Company’s Chairman and Chief Executive Officer provides funding on an ongoing basis for working capital requirements. At March 31, 2006, the total amount owing to the Chairman and Chief Executive Officer was approximately $289,000 and is repayable on demand. The Company’s Chairman and Chief Executive Officer has agreed not to seek repayment of this loan for a minimum of 12 months from March 31, 2006. The Company accrues interest on such outstanding amount at 7% per annum and as at March 31, 2006, such accrued interest was approximately $17,000.

Note 6.  Commitments and Contingencies

The Company has commitments under operating lease agreements for office space in New York, New York and Miami, Florida. In addition to rent, the Company and its subsidiary are responsible for operating costs, real estate taxes and insurance. The rent expense for the three months ended March 31, 2006 and 2005 were approximately $19,000 and $9,000, respectively. As of March 31, 2006, future minimum annual rental commitments under operating leases are as follows:

9 months ending December 31, 2006	$104,635
Year ending December 31, 2007	113,902
Year ending December 31, 2008	117,323
Year ending December 31, 2009	29,546
$365,406

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The financial information set forth in the following discussion should be read in conjunction with, and is qualified in its entirely by the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-QSB that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, but involve risks and uncertainties that could cause actual results to differ from those projected. The use of terminology such as “expect,” “believe,” “intend,” “continue,” “anticipate” and other similar expressions generally identify “forward-looking statements.” They include statements relating to, among other things, future capital, business strategies, expansion and growth of operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially include, but are not limited to, those described throughout this report. The Company disclaims any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring hereafter.

General

Karver Ineternational, Inc. ("Karver," the "Company," "we," "us," "our") is an emerging health and pharmaceutical services company. Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market, but to date, we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that industry.

We were originally incorporated under the name Phyllis Maxwell’s Groups, Inc. in the State of New York, on April 18, 1989. On August 3, 2001, we changed our name to Clixtix, Inc. During this time period, we provided services for groups interested in attending New York’s Broadway and Off-Broadway theater productions.

On September 13, 2004, Ms. Phyllis Maxwell, our former president and controlling stockholder, sold 5,086,600 shares of our common stock, representing approximately 49% of the Company’s then issued and outstanding shares, to First Jemini Family Trust, a Canadian discretionary family trust which was not affiliated with Ms. Maxwell. First Jemini Family Trust is a discretionary family trust for the benefit of our Chairman and Chief Executive Officer, his spouse and family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee.

Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, a privately held Delaware corporation with intentions of operating in the health and pharmaceutical services industries, we issued to the stockholders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of the controlling stockholders of MDRX is our Chairman and Chief Executive Officer’s spouse. Although she is also a beneficiary of the First Jemini Family Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. As a consequence, the transaction with MDRX was treated as a purchase and not as a reverse merger. Subsequently, on April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004 due to irreconcilable differences. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to treasury on May 30, 2005.

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

7

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

Based on current terms, and subject to the satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, the Company has agreed to potentially invest $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics pursuant to which the Company will own approximately 20% of CardioGenics by December 31, 2006. Additionally, in return for the Karver investment and in order for Karver to obtain a majority control of CardioGenics as the Company may require, CardioGenics agreed to grant Karver a two-year warrant to purchase sufficient additional shares at a pre-set valuation to acquire a majority control of CardioGenics. In addition to the successful completion of its due diligence on CardioGenics, Karver will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

RESULTS OF OPERATIONS

The accompanying consolidated financial information includes the accounts of Karver and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with that company and the transfer of the theater ticket operation to Aisle Seats.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 were approximately $66,000 which included professional fees of approximately $41,000, rent and office expenses of approximately $24,000 and depreciation of computer hardware and software of approximately $1,300. In comparison, for the three months ended March 31, 2005, operating expenses amounted to approximately $47,000 which included professional fees of $27,000, travel and promotion expenses of approximately $8,400, rent and office expenses of $10,200 and depreciation of computer hardware and software of approximately $1,200.

8

Loss before Interest and Financing Expense

Losses before interest and financing expense for the three months ended March 31, 2006 and 2005 were approximately $66,000 and $47,000, respectively. Our operating losses are a result of general and administrative costs associated with operating the business. We have not yet earned any revenues to offset these costs.

Interest Expense

For the three months ended March 31, 2006 and 2005, interest expense amounted to approximately $5,000 and $2,000, respectively. This interest expense represented interest related to the loans from our Chairman and Chief Executive Officer.

Net Loss

Net loss for the three months ended March 31, 2006 was approximately $71,000, compared to a net loss of $49,000 for the three months ended March 31, 2005. The increase in loss is mainly due to higher operating expenses and interest costs as noted above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had no cash.

Since our sale of the theater ticket business, we have been financing our operations primarily through capital contributions and short term loans from our Chairman and Chief Executive Officer. During the three months ended March 31, 2006, net funding provided by stockholder amounted to approximately $64,000 and these funds were paid directly by the stockholder on behalf of the Company. The Company recorded the related expenses and increased the loans from our Chairman and Chief Executive Officer to approximately $289,000.

As we are a development stage company, we will require significant additional financial resources for the expansion of our health and pharmaceutical services business.  At this time, it is not possible to quantify what amount may actually be required and we will continue to depend on loans from our stockholders. If required, we may seek to obtain additional financing through public or private equity financings, although no specific plans exist for conducting such financings at this time. Additionally, we cannot predict whether any such financing will be available on acceptable terms. If we are unable to obtain the required financings and financial capital structure to implement our business strategy to invest in, manage and grow health and pharmaceutical services companies, our ability to conduct business may be adversely affected and we may have to delay or reduce in scope such business strategy.

We are also actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may also be required to raise additional funds through additional borrowings or the issuance of additional debt or equity securities.

Cash Flows from Operating Activities

The net cash used in operating activities for the three months ended March 31, 2006 amounted to approximately $10,000, which was primarily the result of a net loss of approximately $71,000 relating to general and administrative costs. This was offset by depreciation expense of approximately $1,300 and increases in amounts due to affiliates and related parties of approximately $34,000 offset by a decrease in accounts payable amounting to approximately $3,000, an increase in accounts receivable of $5,000 and prepaid expenses and other current assets of approximately $29,000. In comparison, for the three months ended March 31, 2005, net cash amounted to approximately $10,000, and was primarily the result of a net loss of approximately $49,000 from continuing operations relating to general and administrative costs. This was offset by depreciation expense of approximately $1,200 and an increase in accounts payable amounting to approximately $37,000.

9

Cash Flows from Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2006 or 2005.

Cash Flows from Financing Activities

There was no cash provided by or used in financing activities for the three months ended March 31, 2006. In comparison for the three months ended March 31, 2005, net cash provided by financing activities amounted to approximately $10,000, which also represented net loans made by our Chairman and Chief Executive Officer.

Expectations

In addition to establishing a business within the health care and pharmaceutical services sector, we are actively pursuing corporate and product acquisitions within the pharmaceutical industry in order to establish a competitive position in that market sector. We believe that we may be able to complete such a transaction within the next twelve months.

Going Concern

As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the three months ended March 31, 2006. There is no guarantee whether we will be able to generate revenue and/or raise capital to support our operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities and upon additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. Management believes the Company can raise the appropriate funds needed to support our business plan.

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

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2006, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report.

b)     There were no changes that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

10

PART II - OTHER INFORMATION

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

KARVER INTERNATIONAL, INC.

Date: May 22, 2006	By:	/s/ Dr. Jack Kachkar

Dr. Jack Kachkar Chief Executive Officer and Principal Financial Officer