Form 10QSB
period 2006-06-30
Karver International, Inc.
filed 2006-08-21
CIK 1124813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

Commission file number: 333-46828

Karver International, Inc. (Name of small business issuer in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3526402 (I.R.S. Employer Identification No.)
825 Third Avenue, 40th Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

As of August 18, 2006, 13,641,461 shares of the registrant’s Common Stock, par value $0.0001 per share were issued and outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
Consolidated Balance Sheets

	June 30, 2006 (unaudited)	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$2,907	$660
Prepaid expenses	52,189	20,645
Total current assets	55,096	21,305

Property and equipment, net	5,202	5,785

Total assets	$60,298	$27,090

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$67,774	$96,795
Due to affiliated company	88,000	66,000
Due to related parties	89,500	59,667
Accrued liabilities	39,380	-
Accrued interest on stockholder loan	22,904	11,748
Stockholder loans at 7% interest per annum, due on demand	348,903	225,364
Total current liabilities	656,461	459,574

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock - $0.0001 par value, 20,000,000 shares authorized, 13,641,461 shares issued and outstanding as of June 30, 2006 and December 31, 2005.	1,364	1,364
Additional paid-in capital	214,531	214,531
Accumulated deficit prior to development stage	(66,003)	(66,003)
Deficit accumulated during development stage	(746,055)	(582,376)
Total stockholders’ deficit	(596,163)	(432,484)

Total liabilities and stockholders’ deficit	$60,298	$27,090

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
Consolidated Statements of Operations (Unaudited)

					Cumulative period from September 13, 2004 (Effective date of Development Stage Company) through
	For the six months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005	June 30, 2006
Operating expenses:
Professional fees	$93,678	$66,550	$53,175	$39,205	$439,649
Travel, promotion and related expenses	-	10,546	-	2,124	134,194
Rent and general office expenses	56,226	19,716	31,968	9,523	138,467
Depreciation	2,526	2,526	1,263	1,313	8,842
Total operating expenses	152,430	99,338	86,406	52,165	721,152

Loss before interest expense	(152,430)	(99,338)	(86,406)	(52,165)	(721,152)

Interest expense	11,249	3,919	6,153	2,268	24,904

Net loss	$(163,679)	$(103,257)	$(92,559)	$(54,433)	$(746,056)

Basic and fully diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted-average number of shares used in computing basic and fully diluted net loss per share	13,641,461	14,540,771	13,641,461	14,363,275

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

					Cumulative period from September 13, 2004 (Effective date of Development Stage Company) through
	For the six months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss for the period	$(163,679)	$(103,257)	$(92,559)	$(54,433)	$(746,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,526	2,526	1,263	1,313	8,842
Fundings provided by stockholder	123,539	34,088	59,594	23,855	348,903
Shares returned to treasury	-	(108)	-	(108)	(108)
Changes in assets and liabilities
Increase in prepaid expenses and other current assets	(31,544)	(9,769)	(2,189)	(9,769)	(52,189)
Increase in accounts payable and other current liabilities	21,516	76,411	24,789	39,112	176,726
Increase in due to affiliate	22,000	-	10,125	-	58,000
Increase in due to related party	29,833	-	12,833	-	72,833

Net cash provided by (used in) operating activities	4,191	(109)	13,856	(30)	(133,049)

Cash flows from investing activities:
Purchase of property and equipment	(1,944)	-	(1,944)	-	(14,044)

Net cash used in investing activities	(1,944)	-	(1,944)	-	(14,044)

Cash flows from financing activities:
Proceeds from share issuance	-	-	-	-	150,000

Net cash provided by financing activities	-	-	-	-	150,000

Change in cash	2,247	(109)	11,912	(30)	2,907

Cash at beginning of period	660	378	(9,005)	299	-

Cash at end of period	$2,907	$269	$2,907	$269	$2,907

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
Shares returned to treasury	$-	$(108)	$-	$(108)	$(108)
Expenses paid by stockholders on behalf of Company	$123,539	$34,088	$59,593	$23,855	$348,903
Increase in stockholder loan	$(123,539)	$(34,088)	$(59,593)	$(23,855)	$(348,903)

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business Description and Basis of Presentation

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

Since September 13, 2004, the Company’s activities principally consisted of acquiring or forming a business in the health and pharmaceuticals industries. The operating activities prior to September 13, 2004 relating to the theater ticket business have been reported as discontinued operations on the Company’s consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

On November 3, 2005, the Company changed its name to Karver International, Inc.

Note 2.	Going Concern

These financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial losses from operations for the period from September 13, 2004 (effective date of development stage) through June 30, 2006 and an accumulated deficit of approximately $746,000 as at June 30, 2006. The ability of the Company to continue is dependent upon the ongoing support of its stockholders, the attainment of financing necessary to complete any potential acquisitions, and achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.	Summary of Significant Accounting Policies

The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005. The accompanying consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of operating results to be expected for the year.

Significant accounting policies are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

All inter-company accounts and transactions have been eliminated in consolidation.

Note 4.	Property and Equipment

Property and equipment consist of the following:

	June 30, 2006 (Unaudited)	December 31, 2005
Office furniture and equipment	$7,928	$5,985
Computer software	6,116	6,115
	14,044	12,100
Less accumulated depreciation	(8,842)	(6,315)
	$5,202	$5,785

For the three and six months ended June 30, 2006, depreciation expense for property and equipment was approximately $1,300 and $2,500, respectively. In comparison, for the three and six months ended June 30, 2005 depreciation expense for property and equipment was approximately $1,300 and $2,500, respectively.

Note 5.	Stockholders’ Deficit

On May 30, 2005, the Company returned 1,076,805 shares of the Company’s common stock, par value of $0.0001 to treasury in conjunction with the agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders as originally documented in the Asset Purchase Agreement dated August 2, 2004. These shares were subsequently cancelled by the Company.

Note 6.	Related Party Transactions

During the three and six months ended June 30, 2006, the Company accrued management fees of approximately $7,500 and $15,000 respectively and rent expense of approximately $10,000 and $19,500, respectively, payable to an affiliated company for management services and for the rental of furnished office space. This amount is included in the general and administrative expenses of the Company’s consolidated statement of operations. In comparison, for the three and six months ended June 30, 2005, such fees to this affiliate amounted to $9,000 and $18,000, respectively, for the rental of a furnished office space. At June 30, 2006, the total amount due to the affiliated company was approximately $88,000. The Company expects to settle this outstanding amount prior to the end of 2006.

During the six months ended June 30, 2006, the Company entered into a short-term lease agreement with the same affiliated company whereby the Company subleases office space to the affiliate in Miami, Florida, on a month to month basis, for a monthly rent of $2,500. For the three and six months ended June 30, 2006, the Company charged $7,500 and $12,500 respectively for sublease of this office space. Such amounts are included in the consolidated statement of operations as an offset against general and administration expenses.

Additionally, for the three and six months ended June 30, 2006, the Company accrued professional fees relating to accounting and administrative support services provided by related parties (consultants related to the Company) amounting to $17,000 and $34,000 respectively. This amount is included as professional fees on the Company’s consolidated statement of operations. The total amount due to related parties was approximately $89,500 at June 30, 2006.

The Company’s Chairman and Chief Executive Officer provides funding on an ongoing basis for working capital requirements. At June 30, 2006, the total amount owing to the Chairman and Chief Executive Officer was approximately $349,000 and is repayable on demand. The Company’s Chairman and Chief Executive Officer has agreed not to seek repayment of this loan for a minimum of 12 months from June 30, 2006. The Company accrues interest on such outstanding amount at 7% per annum and at June 30, 2006, such accrued interest was approximately $23,000.

Note 7.	Commitments and Contingencies

The Company has commitments under an operating lease agreement for office space in Miami, Florida, and a sublease agreement for office space in New York, New York. In addition to such rent, the Company and its subsidiary are responsible for operating costs, real estate taxes and insurance. The net rent expense for the three and six months ended June 30, 2006 was approximately $22,000 and $37,000, respectively. In comparison, the net rent expense for the three and six months ended June 30, 2005 was approximately $9,000 and $18,000, respectively. As of June 30, 2006, future minimum annual rental commitments under operating leases are as follows:

6 months ending December 31, 2006	$75,945
Year ending December 31, 2007	113,902
Year ending December 31, 2008	117,323
Year ending December 31, 2009	29,546
$336,716

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

General

Karver International, Inc. (“Karver”, the “Company”, “we”, “us”, “our”) is an emerging health and pharmaceutical services company. Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market, but to date, we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that industry.

We were originally incorporated under the name Phyllis Maxwell’s Groups, Inc. in the State of New York, on April 18, 1989. On August 3, 2001, we changed our name to Clixtix, Inc. During this time period, we provided services for groups interested in attending New York’s Broadway and Off-Broadway theater productions.

On September 13, 2004, Phyllis Maxwell, our former president and controlling stockholder, sold 5,086,600 shares of our common stock, representing approximately 49% of the Company’s then issued and outstanding shares, to First Jemini Family Trust, a Canadian discretionary family trust which was not affiliated with Ms. Maxwell. First Jemini Family Trust is a discretionary family trust for the benefit of our Chairman and Chief Executive Officer, his spouse and family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee of First Jemini Family Trust.

Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (“MDRX”), a privately held Delaware corporation with intentions of operating in the health and pharmaceutical services industries, we issued to the stockholders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of the controlling stockholders of MDRX is our Chairman and Chief Executive Officer’s spouse. Although she is also a beneficiary of the First Jemini Family Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. The transaction with MDRX was treated as a purchase and not as a reverse merger. Subsequently, on April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to treasury on May 30, 2005, and subsequently cancelled by the Company.

Pursuant to the Share Exchange Agreement, MDRX became our wholly owned subsidiary. Immediately following the closing under the Share Exchange Agreement, we discontinued our theater ticket business by selling that operation and its assets to Aisle Seats, Inc. (“Aisle Seats”), a company controlled by Ms. Maxwell. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation.

The revenues generated prior to September 13, 2004 are from the theater ticket business and are unrelated to our present business plan. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

On May 6, 2005, we agreed to potentially acquire a minority interest in CardioGenics, Inc. (“CardioGenics”), a privately held Canadian biotechnology and medical devices company. CardioGenics is focused on the development of superior products for the point-of-care cardiac testing market and several other related proprietary technologies related to the screening and testing of cardiac ailments. Based on further negotiations, the terms of this potential investment were subsequently modified by both parties on June 14, 2005 and on February 24, 2006. Based on current terms, and subject to the satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, we have agreed to invest $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics, pursuant to which we will own approximately 20% of CardioGenics by December 31, 2006. Additionally, in return for our investment and in order for our Company to obtain a majority control of CardioGenics as we may require, CardioGenics agreed to grant our Company a two-year warrant to purchase sufficient additional shares, at a pre-set valuation, to acquire a majority control of CardioGenics.

CardioGenics is currently in the process of completing the initial commercialization and launch of its patented core technology which is based on bioluminescence testing and deployed in a point-of-care platform. According to CardioGenics, the technology is intended to benefit the patient, the medical practitioner and the medical institution through timely and more accurate diagnosis, improved medical care and significant cost savings and new revenue generating potential. Upon completion of successful testing and applicable regulatory approvals including those with the U.S. Food and Drug Administration, CardioGenics expects that any potential revenues will be generated from up-front licensing fees, ongoing royalty payments, ongoing sale of disposable test cartridges and sales and service of the CardioGenics products themselves. At this time, no such agreements have been formalized between CardioGenics and any potential customers and/or clients.

In addition to the successful completion of our due diligence on CardioGenics, we will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

RESULTS OF OPERATIONS

The accompanying consolidated financial information includes the accounts of Karver and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with MDRX and the transfer of the theater ticket operation to Aisle Seats.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 were approximately $86,000, which included professional fees of approximately $53,000, rent and office expenses of approximately $32,000 and depreciation of computer hardware and software of approximately $1,000. In comparison, operating expenses for the three months ended June 30, 2005 were approximately $52,000, which included professional fees of approximately $39,000, travel and promotion expenses of approximately $2,000, rent and office expenses of approximately $10,000 and depreciation of computer hardware and software of approximately $1,000.

Operating expenses for the six months ended June 30, 2006 were approximately $152,000, which included professional fees of approximately $94,000, rent and office expenses of approximately $56,000 and depreciation of computer hardware and software of approximately $3,000. In comparison, operating expenses for the six months ended June 30, 2005 were approximately $99,000, which included professional fees of approximately $67,000, travel and promotion expenses of approximately $11,000, rent and office expenses of approximately $20,000 and depreciation of computer hardware and software of approximately $3,000.

The increase in rent expense in the current periods as compared to the same periods in the prior year is primarily attributed to the new office space the Company has taken in Miami, Florida.

Loss before Interest Expense

Losses for the three and six months ended June 30, 2006 were approximately $86,400 and $152,400, respectively. In comparison, losses from continuing operations for the three and six months ended June 30, 2005 were approximately $52,200 and $99,300, respectively. Our operating losses are a result of general and administrative costs associated with operating the business. We have not yet earned any revenues to offset these costs.

Interest Expense

For the three and six months ended June 30, 2006, interest expense amounted to approximately $6,200 and $11,200, respectively. In comparison, for the three and six months ended June 30, 2005, interest expense amounted to approximately $2,300 and $3,900, respectively. This interest expense represents interest related to funding provided by the Chairman and Chief Executive Officer.

Net Loss

Net loss for the three and six months ended June 30, 2006 was approximately $92,600 and $163,700, compared to a net loss of approximately $54,400 and $103,200 for the three and six months ended June 30, 2005. The losses for the three and six months ended June 30, 2006 were the result of general and administrative expenses of approximately $32,000 and $56,200, respectively, and interest expense of approximately $6,200 and $11,200, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash of approximately $2,900.

Since our sale of the theater ticket business, we have been financing our operations primarily through capital contributions and short-term loans from a stockholder. As of June 30, 2006, such short-term loans were approximately $349,000.

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

We are also actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may also be required to raise additional funds through borrowings or the issuance of debt or equity securities.

Cash Flows from Operating Activities

The net cash provided by operating activities for the three months ended June 30, 2006 amounted to approximately $14,000, which was primarily the result of a net loss of approximately $92,600 from continuing operations relating to general and administrative costs. This was adjusted by depreciation expense of approximately $1,300, fundings provided by a stockholder amounting to approximately $60,000, an increase to prepaid and other current assets of approximately $2,200, and an increase in accounts payable (including amounts payable to an affiliate and related parties) amounting to approximately $48,000. In comparison, for the three months ended June 30, 2005, the net cash used in operating activities amounted to $30, which was the result of a net loss of approximately $54,400, adjusted by depreciation expense of approximately $1,300, fundings provided by a stockholder of approximately $24,000, an increase to prepaid and other current assets of approximately $9,800 and an increase in accounts payable amounting to approximately $39,100.

The net cash provided by operating activities for the six months ended June 30, 2006 amounted to approximately $4,200, which was primarily the result of a net loss of approximately $164,000, adjusted by depreciation expense of approximately $2,500, fundings from a stockholder of approximately $123,500, an increase in prepaid and other current assets of approximately $31,500, and an increase in accounts payable (including amounts payable to an affiliate and related parties) amounting to approximately $73,300. In comparison, for the six months ended June 30, 2005, the net cash used in operating activities amounted to approximately $100, which was primarily the result of a net loss of approximately $103,300, adjusted by depreciation expense of approximately $2,500, fundings provided by a stockholder of approximately $34,100, an increase in prepaid and other current assets of approximately $9,800 and an increase in accounts payable amounting to approximately $76,400.

Cash Flows from Investing Activities

There was approximately $1,900 and $1,900 used in investing activities for the three and six months ended June 30, 2006 respectively. In comparison, there was no cash used for investing activities for the three and six months ended June 30, 2005.

Cash Flows from Financing Activities

No cash was provided by financing activities for the three and six months ended June 30, 2006 and 2005.

Expectations

In addition to establishing a business within the healthcare sector, we are pursuing corporate and product acquisitions within the pharmaceutical industry in order to establish a competitive position in that market sector. We believe that we may be able to complete such a transaction within the next twelve months.

Going Concern

As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the three and six months ended June 30, 2006. There is no guarantee whether we will be able to generate revenue and/or raise capital to support those operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities and upon additional financing. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. Management believes the Company can raise the appropriate funds needed to support its business plan.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we not be able to continue as a going concern.

Item 3. CONTROLS AND PROCEDURES

(a) We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time period.

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective as of June 30, 2006.

(b) There were no changes that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. EXHIBITS

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

Date: August 21, 2006

KARVER INTERNATIONAL, INC.

By:	/s/ Dr. Jack Kachkar
Dr. Jack Kachkar
Chief Executive Officer and Principal Financial Officer