Form 10QSB
period 2006-09-30
Karver International, Inc.
filed 2006-11-14
CIK 1124813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number: 333-46828

Karver International, Inc. (Name of small business issuer in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3526402 (I.R.S. Employer Identification No.)

601 Key Brickell Drive, Suite 901, Miami, FL (Address of principal executive offices)	33131 (Zip Code)

Registrant’s telephone number, including area code: (305) 350-3996

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
Yes ☐ No ☒

As of November 10, 2006, 13,641,461 shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,903	$660
Prepaid expenses	24,187	20,645
Total current assets	28,090	21,305

Other assets:
Deposits	28,275	-
Property and equipment, net	36,455	5,785

Total assets	$92,820	$27,090

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$32,431	$58,643
Due to affiliated company	101,568	66,000
Due to related parties	106,917	59,667
Accrued liabilities	23,212	38,152
Accrued interest on stockholder loan	31,361	11,748
Stockholder loans at 7% interest per annum, due on demand	493,889	225,364
Total current liabilities	789,378	459,574

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock - $0.0001 par value, 20,000,000 shares authorized, 13,641,461 shares issued and outstanding as of September 30, 2006 and December 31, 2005	1,364	1,364
Additional paid-in capital	214,531	214,531
Accumulated deficit prior to development stage	(66,003)	(66,003)
Deficit accumulated during development stage	(846,450)	(582,376)
Total stockholders’ deficit	(696,558)	(432,484)

Total liabilities and stockholders’ deficit	$92,820	$27,090

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the nine months ended September 30,		For the three months ended September 30,		Cumulative period from September 13, 2004 (Effective date of Development Stage Company) through
	2006	2005	2006	2005	September 30, 2006
Operating expenses:
Professional fees	$140,484	$142,295	$46,805	$75,745	$486,455
Travel, promotion and related expenses	-	14,632	-	4,084	134,194
Rent expense	63,936	27,000	27,272	9,000	114,936
General office expenses	36,092	2,757	16,530	1,041	67,333
Depreciation	3,790	3,789	1,264	1,263	10,106
Total operating expenses	244,302	190,473	91,871	91,133	813,024

Loss before interest expense	(244,302)	(190,473)	(91,871)	(91,133)	(813,024)

Interest expense	19,771	7,302	8,522	3,383	33,426

Net loss	$(264,073)	$(197,775)	$(100,393)	$(94,516)	$(846,450)

Basic and fully diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of shares used in computing basic and fully diluted net loss per share	13,641,461	14,238,813	13,641,461	13,641,461

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,		For the three months ended September 30,		Cumulative period from September 13, 2004 (Effective date of Development Stage Company) through
	2006	2005	2006	2005	September 30, 2006
Cash flows from operating activities:
Net loss for the period	$(264,073)	$(197,775)	$(100,393)	$(94,516)	$(846,450)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,790	3,788	1,264	1,263	10,106
Fundings provided by stockholder	268,525	109,505	144,985	75,413	493,889
Shares returned to treasury	-	(108)	-	-	(108)
Changes in assets and liabilities
Increase in prepaid expenses and other current assets	(3,092)	(10,000)	(273)	(230)	(23,737)
Increase in deposits	(28,725)	-	-	-	(28,725)
(Decrease)/Increase in accounts payable and other current liabilities	(21,539)	94,434	(43,054)	18,023	133,671
Increase in due to affiliate	35,568	-	13,568	-	71,568
Increase in due to related party	47,250	-	17,416	-	90,250

Net cash provided by (used in) operating activities	37,704	(156)	33,513	(47)	(99,536)

Cash flows from investing activities:
Purchases of property and equipment	(34,461)	-	(32,517)	-	(46,561)

Net cash used in investing activities	(34,461)	-	(32,517)	-	(46,561)

Cash flows from financing activities:
Proceeds from share issuance	-	-	-	-	150,000

Net cash provided by financing activities	-	-	-	-	150,000

Change in cash	3,243	(156)	996	(47)	3,903

Cash at beginning of period	660	378	2,907	269	-

Cash at end of period	$3,903	$222	$3,903	$222	$3,903

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
Shares returned to treasury	$-	$(108)	$-	$(108)	$(108)
Expenses paid by stockholders on behalf of Company	$268,525	$109,505	$144,985	$75,413	$378,030
Increase in stockholder loan	$(268,525)	$(109,505)	$(144,985)	$(75,413)	$ (378,030)

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(f/k/a Medeorex, Inc.)
(Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Description and Basis of Presentation

Karver International, Inc. (“Karver” or the “Company”) was incorporated on April 18, 1989, in the State of New York and had been engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.) (“MDRX”), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company. Immediately following the closing under the Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats, Inc. assumed the net liabilities of the theater ticket business operation.

Since September 13, 2004, the Company’s activities have principally consisted of attempting to acquire or form a business in the health and pharmaceuticals industries. The operating activities prior to September 13, 2004, relating to the theater ticket business have been reported as discontinued operations on the Company’s consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

On November 3, 2005, the Company changed its name to Karver International, Inc.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial losses from operations for the period from September 13, 2004, (effective date of development stage) through September 30, 2006, and an accumulated deficit of $846,450 as at September 30, 2006. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, the attainment of financing necessary to complete any potential acquisitions, and achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The financial information presented herein should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2005. The accompanying consolidated financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Therefore, the results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of operating results to be expected for the year.

Significant accounting policies are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 14, 2006.

All inter-company accounts and transactions have been eliminated in consolidation.

Note 4. Property and Equipment, Net

Property and equipment, net, consist of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Office furniture and equipment	$7,929	$5,985
Computer software	6,115	6,115
	14,044	12,100
Less accumulated depreciation	(10,106)	(6,315)
	3,938	5,785
Idle office equipment	32,517	-
	$36,455	$5,785

For the three and nine months ended September 30, 2006, depreciation expense for property and equipment was approximately $1,300 and $3,800, respectively. In comparison, for the three and nine months ended September 30, 2005, depreciation expense for property and equipment was approximately $1,300 and $3,800.

Idle office equipment relates to office equipment not in use as of September 30, 2006.

Note 5. Stockholders’ Deficit

On May 30, 2005, the Company returned 1,076,805 shares of the Company’s common stock, par value $0.0001 per share, to treasury in conjunction with the agreement and general release terminating its relationship with MedLink Central, Inc. and four former stockholders. These shares were subsequently cancelled by the Company.

Note 6. Related Party Transactions

During the three and nine months ended September 30, 2006, the Company accrued management fees of $8,500 and $23,500, respectively, payable to an affiliated company for management services. Additionally, the Company accrued rent expense of approximately $7,000 and $26,000, respectively, also payable to the affiliated company for the rental of furnished office space under a sublease agreement, which was terminated August 31, 2006. These amounts are included in the general and administrative expenses of the Company’s consolidated statement of operations. In comparison, for the three and nine months ended September 30, 2005, such fees to this affiliate amounted to $9,000 and $27,000, respectively, for the rental of a furnished office space. At September 30, 2006, the total amount due to the affiliated company was approximately $102,000. The Company expects to settle this outstanding amount prior to the end of 2006 from funding to be received from a major stockholder.

During the three months ended September 30, 2006, the Company entered into a short-term lease agreement with the same affiliated company whereby commencing September 1, 2006, the Company agreed to sublease a portion of its office space in Miami, Florida, to the affiliate through March 31, 2007, for monthly rent income of $4,000. Prior to September 1, 2006, the Company had leased this office space on a month to month basis for monthly rent income of $2,500. For the three and nine months ended September 30, 2006, the Company charged $9,000 and $21,500, respectively, for sublease rental income on this office space. Rent income is included in the consolidated statement of operations as an offset against rent expense.

Additionally, for the three and nine months ended September 30, 2006, the Company accrued professional fees relating to accounting and administrative support services provided by related parties (consultants related to the Company) amounting to $17,000 and $51,000 respectively. These amounts are included as professional fees on the Company’s consolidated statement of operations. The total amount due to related parties was approximately $107,000 at September 30, 2006.

The Company’s Chairman and Chief Executive Officer provides funding on an ongoing basis for working capital requirements. At September 30, 2006, the total amount owing to the Chairman and Chief Executive Officer was approximately $494,000 and is repayable on demand. The Company’s Chairman and Chief Executive Officer has agreed not to seek repayment of this loan for a minimum of 12 months from September 30, 2006. The Company accrues interest on such outstanding amount at 7% per annum and at September 30, 2006, such accrued interest was approximately $31,000.

Note 7. Commitments and Contingencies

The Company has commitments under an operating lease agreement for office space in Miami, Florida. In addition to such rent, the Company and its subsidiary are responsible for operating costs, real estate taxes and insurance. The net rent expense for the three and nine months ended September 30, 2006 was approximately $27,000 and $64,000, respectively. In comparison, the net rent expense for the three and nine months ended September 30, 2005 was approximately $9,000 and $27,000, respectively. As of September 30, 2006, future minimum annual rental commitments under operating leases are as follows:

3 months ending December 31, 2006	$27,848
Year ending December 31, 2007	113,902
Year ending December 31, 2008	117,323
Year ending December 31, 2009	29,546
Total minimum future rental payments	$288,619

Total minimum future rental payments have not been reduced by $24,000 of sublease rent income to be received in the future under a non-cancelable sublease.

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

General

Karver International, Inc. (“Karver”, the “Company”, “we”, “us”, “our”) is an emerging health and pharmaceutical services company. The Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market, but to date, has not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that industry.

We were originally incorporated under the name Phyllis Maxwell’s Groups, Inc. in the State of New York, on April 18, 1989. On August 3, 2001, we changed our name to Clixtix, Inc. During this time period, we provided services for groups interested in attending New York’s Broadway and Off-Broadway theater productions.

On September 13, 2004, Phyllis Maxwell, our former president and controlling stockholder, sold 5,086,600 shares of our common stock, representing approximately 49% of the Company’s then issued and outstanding shares, to First Jemini Family Trust, a Canadian discretionary family trust which was not affiliated with Ms. Maxwell. First Jemini Family Trust is a discretionary family trust for the benefit of our Chairman and Chief Executive Officer, his spouse and other family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee of First Jemini Family Trust.

Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (“MDRX”), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, we issued to the stockholders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of the controlling stockholders of MDRX is the spouse of our Chairman and Chief Executive Officer. Although she is also a beneficiary of the First Jemini Family Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. The transaction with MDRX was treated as a purchase and not as a reverse merger. Subsequently, on April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties"). Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to treasury on May 30, 2005, and subsequently cancelled by the Company.

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

On May 6, 2005, we agreed to potentially acquire a minority interest in CardioGenics, Inc. (“CardioGenics”), a privately held Canadian biotechnology and medical devices company. CardioGenics is focused on the development of superior products for the point-of-care cardiac testing market and several other related proprietary technologies related to the screening and testing of cardiac ailments. Based on further negotiations, the terms of this potential investment were subsequently modified by both parties on June 14, 2005, and on February 24, 2006. Based on current terms, and subject to the satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, we have agreed to invest $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics, pursuant to which we will own approximately 20% of CardioGenics by December 31, 2006. Additionally, in return for our investment and in order for our Company to obtain a majority control of CardioGenics as we may require, CardioGenics agreed to grant our Company a two-year warrant to purchase sufficient additional shares, at a pre-set valuation, to acquire a majority control of CardioGenics.

In addition to the satisfactory completion of our due diligence on CardioGenics, we will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such planned financing arrangements have commenced.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

RESULTS OF OPERATIONS

The accompanying consolidated financial information includes the accounts of Karver and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with MDRK and the transfer of the theater ticket operations to Aisle Seats.

Operating Expenses

Operating expenses for the three months ended September 30, 2006, were approximately $92,000, which included professional fees of approximately $47,000, rent expense of approximately $27,000, general office expenses of approximately $17,000 and depreciation of computer hardware and software of approximately $1,300. In comparison, operating expenses for the three months ended September 30, 2005 were approximately $91,000, which included professional fees of approximately $76,000, travel and promotion expenses of approximately $4,000, rent expense of $9,000, general office expenses of approximately $1,000 and depreciation of computer hardware and software of approximately $1,000.

Operating expenses for the nine months ended September 30, 2006, were approximately $244,000, which included professional fees of approximately $140,000, rent expense of approximately $64,000, general office expenses of approximately $36,000 and depreciation of computer hardware and software of approximately $3,800. In comparison, operating expenses for the nine months ended September 30, 2005 were approximately $190,000, which included professional fees of approximately $142,000, travel and promotion expenses of approximately $15,000, rent expense of $27,000, general office expenses of approximately $3,000 and depreciation of computer hardware and software of approximately $4,000.

The increase in rent expense in the current periods as compared to the same periods in the prior year is primarily attributable to the new office space the Company has leased in Miami, Florida.

Loss before Interest Expense

Losses for the three and nine months ended September 30, 2006, were approximately $92,000 and $244,000, respectively. In comparison, losses from continuing operations for the three and nine months ended September 30, 2005 were approximately $91,000 and $190,000, respectively. Our operating losses are a result of general and administrative costs associated with operating the business. We have not yet earned any revenues to offset these costs.

Interest Expense

For the three and nine months ended September 30, 2006, interest expense amounted to approximately $8,500 and $20,000, respectively. In comparison, for the three and nine months ended September 30, 2005, interest expense amounted to approximately $3,000 and $7,000, respectively. This interest expense represents interest related to funding provided by our Chairman and Chief Executive Officer.

Net Loss

Net loss for the three and nine months ended September 30, 2006, was approximately $100,000 and $264,000, respectively, compared to a net loss of approximately $95,000 and $198,000, respectively, for the three and nine months ended September 30, 2005. The losses for the three and nine months ended September 30, 2006 were the result of general and administrative expenses of approximately $44,000 and $100,000, respectively, and interest expense of approximately $8,500 and $20,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash of approximately $4,000, compared to approximately $700 at December 31, 2005.

Since our sale of the theater ticket business, we have been financing our operations primarily through capital contributions and short-term interest bearing loans from a stockholder. As of September 30, 2006, such short-term loans were approximately $494,000.

As we are a development stage company, we will require significant additional financial resources for the commencement and expansion of our health and pharmaceutical services business. At this time, it is not possible to quantify what amount may actually be required and we will continue to depend on loans from our stockholders. If required, we may seek to obtain additional financing through public or private equity financings although no specific plans exist for conducting such financings at this time. If we are unable to obtain the required financings to implement our business strategies, our ability to commence our business may be adversely affected.

In order to complete the acquisition of a minority interest in CardioGenics, Inc., in addition to the satisfactory completion of due diligence, we will be required to raise capital through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized with respect to the CardioGenics transaction or any other possible acquisitions.

Cash Flows from Operating Activities

The net cash provided by operating activities for the three months ended September 30, 2006, amounted to approximately $34,000, which was primarily the result of a net loss of approximately $100,000 from continuing operations relating to general and administrative costs. This was adjusted by depreciation expense of approximately $1,300, fundings provided by a stockholder amounting to approximately $145,000, an increase to prepaid and other current assets of approximately $300 and a decrease in accounts payable (including amounts payable to an affiliate and related parties) amounting to approximately $12,000. In comparison, for the three months ended September 30, 2005, the net cash used in operating activities amounted to approximately $50, which was the result of a net loss of approximately $94,500, adjusted by depreciation expense of approximately $1,300, fundings provided by a stockholder of approximately $75,400 an increase to prepaid and other current assets of approximately $230 and an increase in accounts payable amounting to approximately $18,000.

The net cash provided by operating activities for the nine months ended September 30, 2006, amounted to approximately $38,000, which was primarily the result of a net loss of approximately $264,000, adjusted by depreciation expense of approximately $4,000, fundings from a stockholder of approximately $269,000, an increase in prepaid and other current assets of approximately $3,000, an increase in deposits of approximately $29,000 and an increase in accounts payable (including amounts payable to an affiliate and related parties) amounting to approximately $61,000. In comparison, for the nine months ended September 30, 2005, the net cash used in operating activities amounted to approximately $200, which was primarily the result of a net loss of approximately $197,800, adjusted by depreciation expense of approximately $3,800, fundings provided by a stockholder of approximately $109,500, an increase in prepaid and other current assets of $10,000 and an increase in accounts payable amounting to approximately $94,400.

Cash Flows from Investing Activities

There was approximately $33,000 used in investing activities for the three months ended September 30, 2006, and approximately $34,000 used for investing activities for the nine months ended September 30, 2006. In comparison, there was no cash used for investing activities for the three and nine months ended September 30, 2005.

Cash Flows from Financing Activities

No cash was provided by financing activities for the three and nine months ended September 30, 2006 and 2005.

Expectations

In addition to establishing a business within the healthcare sector, we are pursuing corporate and product acquisitions within the pharmaceutical industry in order to establish a competitive position in that market sector. We believe that we may be able to complete such a transaction within the next twelve months.

Going Concern

As reflected in the accompanying consolidated financial statements, we incurred substantial net losses for the three and nine months ended September 30, 2006. There is no guarantee whether we will be able to generate revenue and/or raise capital to support those operations. This raises substantial doubt about our ability to continue as a going concern.

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

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2006, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective as of September 30, 2006.

(b) There were no changes that occurred during the three months ended September 30, 2006, that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. EXHIBITS

31.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006

KARVER INTERNATIONAL, INC.

By:	/s/ Dr. Jack Kachkar
Dr. Jack Kachkar
Chief Executive Officer and Principal Financial Officer