Form 10KSB
period 2006-12-31
Karver International, Inc.
filed 2007-04-02
CIK 1124813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-46828

Karver International, Inc. (Name of small business issuer in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3526402 (I.R.S. Employer Identification No.)

601 Brickell Key Drive, Suite 901, Miami, FL (Address of principal executive offices)	33131 (Zip Code)

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
Yes ☐ No ☒

The issuer had $0.00 in revenues for the year ended December 31, 2006.

As of March 26, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,866,950. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Over-The-Counter Bulletin Board on March 26, 2007.

As of March 26, 2007, 13,641,461 shares of the registrant’s Common Stock, par value $0.0001 per share were issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

Cautionary Note Regarding Forward-Looking Statements

Statements included in this Annual Report on Form 10-KSB that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, but involve risks and uncertainties that could cause actual results to differ from those projected. The use of terminology such as “expect,” “believe,” “intend,” “continue,” “anticipate” and other similar expressions generally identify “forward-looking statements.” They include statements relating to, among other things, future capital, business strategies, expansion and growth of operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially include, but are not limited to, those described throughout this report, in particular those in the section of Item 1 entitled “Risk Factors.” The Company disclaims any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring hereafter.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Karver International, Inc. (f/k/a Medeorex, Inc.), a New York corporation (“Karver”, “we”, “us”, “our”, or the “Company”) and its wholly owned subsidiary, MDRX, Inc. (“MDRX”), a Delaware corporation, is an emerging health and pharmaceutical services company. We are actively pursuing corporate and product acquisitions in order to establish a competitive position in these industries.

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

On May 6, 2005, we agreed to acquire a minority interest in CardioGenics, Inc. (“CardioGenics”), a privately held Canadian biotechnology and medical devices company, subject to successful completion of the due diligence process. CardioGenics is focused on the development of superior products for the In-Vitro-Diagnostics cardiac testing market and several other related proprietary technologies related to the screening and testing of cardiac ailments. The terms of this potential investment were subsequently modified by both parties on June 14, 2005, on February 24, 2006, and again on February 2007 respectively furthermore on March 1, 2007 the parties agreed to extend the closing date to June 30, 2007. During such periods the Company has been assisting CardioGenics in management, marketing and development of its business model and technologies.

Based on current terms, and subject to the satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, the Company has agreed to potentially invest $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics pursuant to which the Company will own approximately 20% of CardioGenics by the end of June 2007. Additionally, in return for the Karver investment and in order for Karver to obtain a majority control of CardioGenics as the Company may require, CardioGenics agreed to grant Karver a two-year warrant to purchase sufficient additional shares at a pre-set valuation to acquire a majority control of CardioGenics. In addition to the successful completion of its due diligence on CardioGenics, in order to complete the investment, Karver will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized.

In addition to the satisfactory completion of our due diligence on CardioGenics, we will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such planned financing arrangements have commenced.

Competition

The market in which we are engaged is highly competitive. Established businesses in the health and pharmaceutical industries have longer operating histories, greater name recognition, more technical personnel and significantly greater financial and business resources than we do. Additionally, new competitors with potentially unique or more desirable products or services may continue to enter these sectors.

Government Regulation

Our targeted industries are heavily regulated by government regulations including those governed by the United States Food and Drug Administration (“FDA”). We are not aware of any existing or probable governmental regulation that will have an adverse material impact on us.

Research and Development

Our current business relies on entering the health and pharmaceutical sectors and as a result our Company expects to commence incurring research and development expenses to that end. We have not incurred research and development expenditures for the fiscal years ended December 31, 2006 and 2005.

Employees

As of December 31, 2006, the Company was managed by its Chief Executive Officer and Executive Vice President, and had one additional full time employee hired during the last quarter of 2006. Various management services, including word-processing, filing and bookkeeping services are outsourced to an affiliated company. During the year ended December 31, 2006, fees for such services amounted to approximately $34,000. However, we expect to add additional employees as needed in accordance with our future operating plans.

Available Information

Our electronic filings with the U.S. Securities and Exchange Commission (including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and any amendments to these reports) are available free of charge at www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street,, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Such SEC filings will also be made available at our internet address, www.karverint.com, upon the completion of the construction of our website. We will voluntarily provide an annual report to shareholders upon their request and the annual report will include audited financial statements. All such requests should be directed to Dr. Jack Kachkar, Chief Executive Officer, at the office of the Company.

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

We continue to experience operating losses. For the year ended December 31, 2006, we had a net loss of approximately $439,000 compared to a net loss of $286,000 for the year ended December 31, 2005. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further details on our operations.

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

As we are a development stage company, we will require significant additional financial resources for the expansion of our health and pharmaceutical services business. Our current operations have been financed through stockholder loans. At this time, it is not possible to quantify what amount may actually be required and we will continue to depend on such loans from our stockholders. As required, we will attempt to obtain financing for acquisition opportunities through a combination of loans and equity investments from commercial sources, seller debt financing, issuance of our equity securities as part of the purchase price, and other sources. Commercial sources will tend to come from investment funds, private equity funds and other non-traditional sources, usually at a very high borrowing cost. Use of our equity securities could result in material dilution to our existing stockholders. There can be no assurance that we will be able to obtain adequate financing for further acquisitions or that, if available, such financing will be on favorable terms. If we are unable to obtain the required financings to implement our business strategies, our ability to conduct our business may be adversely affected.

We must add management and personnel to implement our business plan.

As of the date of this report, the Company is managed by its Chief Executive Officer and Executive Vice President, and has one additional full time employee. Various management services are outsourced to an affiliated company and such services are limited at this time. Any success we expect to have will therefore be heavily dependent on the addition and performance of executive officers, managers and personnel. Our growth and future success will depend, in large part, on the contributions of such individuals as well as our ability to motivate and retain these personnel. In addition, our proposed plan of development will require an increase in management, business, financial, scientific, sales and marketing personnel, and an investment in the professional development of the expertise of such employees and management. We are currently seeking senior management executives, and business, financial, and sales and marketing executives to join our Company. Due to both our limited operating history and current financial resources, there can be no assurance that we will be successful in recruiting and retaining all such personnel to help us implement our business plan, and operating and investment strategies. If we are unable to recruit and retain such management and personnel, our ability to implement our business plan may be adversely affected.

Our ability to market our own proprietary pharmaceutical products or medical devices will face regulatory obstacles.

Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market as it applies to cardiac ailments and disease, but to date, we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that and other industries. Such product acquisitions including development stage pharmaceutical product or medical device acquisitions.

Approvals of new medical devices or pharmaceutical products is a time-consuming and very expensive process involving testing, clinical trials and approvals at various stages of the process by the U.S. Food & Drug Administration (“FDA”), the Canadian Therapeutic Products Directorate (“TPD”), the U.K. Medicines and Healthcare Products Regulatory Authority (“MHRA”), the European Agency for the Evaluation of Medicinal Products (“EMEA”), and other such regulatory agencies in jurisdictions where we expect to distribute our products or services. Additionally, such medical devices or products may also be subjected to patent review and possible disallowance. Our ability to obtain regulatory approval for our products will also require extensive testing, and we currently lack the resources to conduct such testing.

There is no assurance we can obtain all required regulatory approvals necessary to develop and commercialize our own pharmaceutical products or medical devices. Even if we successfully develop and commercialize a regulatory-approved pharmaceutical product or medical device, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. As a result, there is a prolonged lead-time to begin the development and sale of such products, and therefore these products will not become available for sale in the foreseeable future. If we cannot successfully develop, commercialize and market our own pharmaceutical products or medical devices, due to the failure to obtain the necessary regulatory approvals to market such products, we would miss a strategic opportunity to grow our business.

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

Sales of substantial amounts of common stock by shareholders in the public market are likely to adversely affect the market price of our common stock and could impair our ability to raise capital by selling equity securities.

Our company is substantially controlled by our management team.

As of March 26, 2007, the executive officers and directors of our Company and their family members, associates and their affiliates beneficially owned approximately 62% of the shares of the currently outstanding common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors may be in a position to influence the election of all the directors of the Company and to control through their stock ownership the business of the Company.

There is potential volatility in the price of our stock.

The market price of the shares of our common stock, like the securities of many other over-the-counter traded companies may be highly volatile. Such price has ranged from $0.50 to $0.88 during the year ended December 31, 2006. See Item 5, “Market for Our Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.” Factors such as developments in our relationships with our customers, material adverse events to our customers, changes in FDA and other governmental regulations, market changes in the pharmaceutical industry, loss of key company executives, sales of large numbers of shares of our common stock by existing stockholders and general market conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many pharmaceutical and biotechnology companies, and companies such as ours in related industries, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate. We are leasing our executive offices at 601 Brickell Key Drive, Suite 901, Miami, FL, 33131, which consist of approximately 3,000 square feet of space at an annual rent of approximately $66,000, net of a sub-lease with an affiliate. The lease expires on March 31, 2009.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in legal proceedings and litigation incidental to the conduct of our business. As of December 31, 2006, there were no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “KRVR.” The following table sets forth, for the fiscal quarters indicated, the high and low closing prices for our common stock, as reported by the OTCBB. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. We traded on the OTCBB from September 30, 2004 through November 14, 2005, under the symbol “MRXI.” We traded on the OTCBB from inception through September 29, 2004, under the symbol “CXTX”.

Quarter Ended	High	Low
March, 31, 2005	$0.45	$0.32
June 30, 2005	$0.37	$0.28
September 30, 2005	$0.50	$0.35
December 31, 2005	$0.68	$0.40
March, 31, 2006	$0.80	$0.50
June 30, 2006	$0.81	$0.53
September 30, 2006	$0.88	$0.71
December 31, 2006	$0.88	$0.70

Holders

On December 31, 2006, the closing sale price for our common stock, as reported by the Over-The-Counter Bulletin Board, was $0.70. As of December 31, 2006, our common stock was held by 32 holders of record.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, there were no sales of securities issued by the Company without registration under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

As a development stage company, we presently have no equity compensation plans.

  Transfer Agent and Registrar:

Our transfer agent is StockTrans, Inc. of 44 West Lancaster Avenue, Ardmore, PA 19003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are an emerging health and pharmaceutical services company. Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market as it applies to cardiac ailments and disease, but to date, we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that and other industries. Although we continue to pursue such opportunities, to date, we have not formally finalized any such transactions.

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

Operating Expenses

Operating expenses for the year ended December 31, 2006, were approximately $405,000 which included professional fees of approximately $193,000, travel and promotion expenses of approximately $2,000, rent expense of approximately $82,000, general office expenses of approximately $38,000, payroll and related expenses of approximately $86,000, and depreciation of furniture and equipment of approximately $4,400. In comparison, operating expenses for the year ended December 31, 2005, were approximately $274,000 which included professional fees of approximately $196,000, travel and promotion expenses of approximately $16,000, rent expenses of approximately $36,000, general office expenses of approximately $22,000 and depreciation of furniture and equipment of approximately $5,000. There were no payroll and related expenses for the year ended December 31, 2005.

Loss before Interest Expense

Loss before interest expense for the year ended December 31, 2006 increased by approximately $131,000 to $405,000 from $274,000 for the year ended December 31, 2005. The major reason for the increase relates to higher rent expense of approximately $46,000 due to the new office space in Miami, Florida, an increase of $16,000 in general office expense and a higher payroll expense of approximately $86,000 as the Company had no employees in the comparative period.

Interest Expense

Interest expense for the year ended December 31, 2006, was approximately $35,000 relating to accrued interest on the 7% stockholders loans received during the year. In comparison, interest expense for the year ended December 31, 2005, was approximately $12,000 also relating to the accrued interest on the 7% stockholders loans received during the year. The Company expects to incur such expenses until it starts generating cash flow from operations.

Net Loss

Net losses for the years ended December 31, 2006 and 2005, were approximately $439,000 and $286,000 respectively. The losses were the result of operating expenses of $405,000 and $274,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had cash of approximately $1,000.

Since our sale of the theater ticket business, we have been financing our operations primarily through capital contributions and short term loans from our stockholders. During the year ended December 31, 2006, net funding provided by stockholder amounted to approximately $539,000 and these funds were paid directly by the stockholder on behalf of the Company. The Company recorded the related expenses and increased the stockholder loan to approximately $765,000.

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

Operating Activities

The net cash provided from operating activities for the year ended December 31, 2006, amounted to approximately $42,000. For the year ended December 31, 2006, the net cash provided by operations was primarily the result of fundings provided by a stockholder of approximately $539,000 and a net loss of approximately $439,000 adjusted by a depreciation expense of approximately $4,400. These amounts were additionally offset by an increase in prepaid expenses and other current assets of approximately $20,000, an increase in deposits of approximately $28,000, a decrease in accounts payable and other current liabilities of approximately $88,000, a decrease in due to affiliate of approximately $46,000, an increase in due to related parties of approximately $81,000 and an increase in accrued stockholder interest of $33,000

In comparison, the net cash provided from operating activities for the year ended December 31, 2005 amounted to $283. For the year ended December 31, 2005, the net cash provided by the operations was primarily the result of a net loss of approximately $286,000 adjusted by depreciation expense of approximately $5,000 and an increase in prepaid expenses of approximately $21,000, off-set by increase in non-cash fundings provided by stockholder of approximately $141,000, an increase in accounts payable and accrued liabilities amounting to approximately $70,000, an increase in due to affiliate of $36,000, an increase in due to related parties of $43,000 and an increase in accrued stockholder interest of approximately $12,000.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2006, amounted to approximately $37,000. In comparison, for the year ended December 31, 2005, no cash was used in investing activities

Financing Activities

No cash was used in or provided by financing activities for the years ended December 31, 2006 and 2005.

Subsequent Events

On February 8, we signed a term sheet for a proposed acquisition of all the outstanding shares of common stock of Gemoscan International, Inc., a Toronto-based company engaged in diagnosing and providing solutions for treatment of food intolerances. The proposed acquisition was subject to several conditions, including completion of due diligence and execution of definitive documentation for the transaction. On March 16, 2007, the proposed acquisition was terminated by the parties, which executed a mutual general release.

Going Concern

As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the cumulative period from September 13, 2004 (effective date of Development Stage Company) through December 31, 2006, and an accumulated deficit of approximately $1.0 million as at December 31, 2006. There is no guarantee that we will be able to generate revenue or raise capital to support the Company’s operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon continued financial support from our stockholders, the attainment of financing necessary to operate our business including completing any potential acquisitions, and achievement of profitable operations upon additional financing.

Management believes that actions presently being taken to obtain additional equity or debt financing to fund its operations and implement its strategic business plans to provide the opportunity for the Company to continue as a going concern. This includes management’s ability to rely on existing financial industry relationships to raise enough capital for the Company prior to the end of 2007, although there can be no assurances that it will be able to raise sufficient capital to generate revenues to sustain operations.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Karver International, Inc.

We have audited the accompanying consolidated balance sheet of Karver International, Inc. (a development stage company) (formerly known as Medeorex, Inc.) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005 and for the period from September 13, 2004 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Karver International, Inc. (a developmental stage company) (formerly known as Medeorex, Inc.) as of December 31, 2006, and the results of operations and cash flows for the years ended December 31, 2006 and 2005 and for the period from September 13, 2004 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses from operations in the development stage raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
March 15, 2007

KARVER INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet for December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$1,236
Prepaid expenses	41,007
Total current assets	42,243
Furniture and equipment, net	37,978
Other assets- deposits	28,270
66,248

Total assets	$108,491

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$11,101
Due to affiliated company	6,420
Due to related parties	124,167
Accrued liabilities	29,500
Accrued interest on stockholder loan	44,670
Stockholder loans at 7% interest per annum, due on demand	764,558
Total current liabilities	980,416

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized -0- shares issued and outstanding	-
Common stock - $0.0001 par value, 20,000,000 shares authorized, 13,641,461 shares issued and outstanding as of December 31, 2006	1,364
Additional paid-in capital	214,531
Accumulated deficit prior to development stage	(66,003)
Accumulated deficit during development stage	(1,021,817)
Total stockholders’ deficit	(871,925)

Total liabilities and stockholders’ deficit	$108,491

The accompanying notes are an integral part of these consolidated financial statements.

KARVER INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended December 31,		Cumulative Period from September 13, 2004 (Effective date of Development Stage Company) to
	2006	2005	December 31, 2006

Operating expenses
Professional fees	$192,976	$195,594	$538,948
Travel, promotion and related expenses	2,068	15,756	136,262
Rent expense	81,958	36,000	132,958
General office expenses	37,315	21,941	68,555
Payroll and related expenses	86,058	-	86,058
Depreciation	4,451	5,053	10,766
Total operating expenses	404,826	274,344	973,547

Loss before interest expense	(404,826)	(274,344)	(973,547)

Interest expense	(34,615)	(12,055)	(48,270)

Net loss	$(439,441)	$(286,399)	$(1,021,817)

Basic and fully diluted net loss per share	$(0.03)	$(0.02)

Weighted-average number of shares used in computing basic and fully diluted net loss per share	13,641,461	14,083,984

The accompanying notes are an integral part of these consolidated financial statements.

KARVER INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit

	Common Stock			Accumulated Deficit
	Shares	Amount	Additional Paid-In Capital	Prior to Development Stage	During Development Stage	Total

Balances at December 31, 2004	14,718,266	$1,472	$214,531	$(66,003)	$(295,977)	$(145,977)

Shares returned to treasury (MedLink Parties)	(1,076,805)	(108)	-	-	-	(108)

Net loss for the period	-	-	-	-	(286,399)	(286,399)

Balances at December 31, 2005	13,641,461	1,364	214,531	(66,003)	(582,376)	(432,484)

Net loss for the period	-	-	-	-	(439,441)	(439,441)

Balances at December 31, 2006	13,641,461	$1,364	$214,531	$(66,003)	$(1,021,817)	$(871,925)

The accompanying notes are an integral part of these consolidated financial statements.

KARVER INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		Cumulative Period from September 13, 2004 (Effective Date of Development Stage Company) through
	2006	2005	December 31, 2006
Cash flows from operating activities:
Net loss for the period	$(439,441)	$(286,399)	$(1,021,817)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,451	5,053	10,766
Fundings provided by stockholder	539,195	141,206	764,558
Shares returned to treasury	-	(108)	(108)
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(20,363)	(20,645)	(41,007)
Increase in deposits	(28,270)	-	(28,270)
(Decrease)/Increase in accounts payable and other current liabilities	(87,862)	70,428	55,601
(Decrease)/increase in due to affiliate	(44,580)	36,000	(8,580)
Increase in due to related party	81,167	43,000	124,167
Increased in accrued stockholder interest	32,922	11,748	44,670

Net cash provided by (used in) operating activities	37,219	283	(90,020)

Cash flows from investing activities:
Purchases of furniture and equipment	(36,644)	-	(48,744)

Net cash used in investing activities	(36,644)	-	(48,744)

Cash flows from financing activities:
Proceeds from share issuance	-	-	150,000

Net cash provided by financing activities	-	-	150,000

Change in cash	575	283	1,236

Cash at beginning of period	661	378	-

Cash at end of period	$1,236	$661	$1,236

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
Shares returned to treasury	$-	$(108)	$(108)
Expenses paid by stockholders on behalf of Company	539,195	141,206	764,558
Increase in stockholder loan	(539,195)	(141,206)	(764,558)

The accompanying notes are an integral part of these consolidated financial statements.

KARVER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Description and Presentation

Karver International, Inc. (“Karver”) was incorporated on April 18, 1989, in the State of New York and had been engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company and Clixtix changed its name to Medeorex, Inc. Immediately following the closing under the MDRX Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed the net liabilities of the theater ticket business operation.

On November 3, 2005, the Company changed its name to Karver International, Inc.

Since September 13, 2004, the Company’s activities principally consisted of seeking to aquire a business in the health and pharmaceuticals industries. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company operates in one business segment.

Note 2.  Going Concern

These financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial net losses from operations for the period from September 13, 2004, (effective date as a development stage company) through December 31, 2006, and an accumulated deficit of approximately $1.0 million as at December 31, 2006. There is no guarantee that we will be able to generate revenue or raise capital to continue to support the Company’s operations.  This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon continued financial support from our stockholders, the attainment of financing necessary to operate our business, including completing any potential acquisitions, and achievement of profitable operations upon additional financing. Management believes that actions presently being taken to obtain additional equity or debt financing to fund its operations and implement its strategic business plans should provide the opportunity for the Company to continue as a going concern. This includes management’s ability to rely on existing financial industry relationships to raise capital for the Company prior to the end of 2007, although there can be no assurances that it will be able to raise sufficient capital to generate revenues to sustain operations.

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

Note 3. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of Karver and its wholly owned subsidiary MDRX, Inc.

All inter-company accounts and transactions have been eliminated in consolidation

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

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement benefit plans on their consolidated balance sheet and recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We adopted SFAS No. 158 as of December 31, 2006. The implementation of this standard will not have any material impact on the Company’s consolidated financial position or results of operations.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

Certain amounts from prior year consolidated financial statements and related notes have been reclassified to conform to the current year presentation.

Note 4. Furniture and Equipment

Furniture and equipment consist of the following:

	December 31, 2006	December 31, 2005
Office furniture and equipment	$7,929	$5,985
Leasehold improvements	2,183	-
Computer software	6,115	6,115
	16,227	12,100
Less accumulated depreciation	(10,766)	(6,315)
	5,461	5,785
Equipment installation in progress	32,517	-
	$37,978	$5,785

For the year ended December 31, 2006, depreciation of furniture and equipment was approximately $4,400. In comparison, for the year ended December 31, 2005, depreciation of furniture and equipment was approximately $5,000.

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

Note 6. Related Party Transactions

During the year ended December 31, 2006, the Company accrued management fees of $41,000, payable to an affiliated company for management services. Additionally, the Company accrued rent expense of approximately $26,000, also payable to the affiliated company for the rental of furnished office space in NewYork City under a sublease agreement, which was terminated August 31, 2006. These amounts are included in the general and administrative expenses of the Company’s consolidated statement of operations. At December 31, 2006, the total amount due to the affiliated company was approximately $6,000. The Company settles the outstanding amounts on a monthly basis.

During the year ended December 31, 2006, the Company entered into a short-term lease agreement with the same affiliated company whereby commencing September 1, 2006, the Company agreed to sublease a portion of its office space in Miami, Florida, to the affiliate through March 31, 2007, for monthly rent income of $4,000. Subsequently upon maturity of the agreement, the sublease was extended for an additional one year period. Prior to September 1, 2006, the Company had leased this office space on a month to month basis for monthly rent income of $2,500. For the year ended December 31, 2006, the Company charged approximately $36,000 for sublease rental income on this office space. Rent income is included in the consolidated statement of operations as an offset against rent expense.

Additionally, for the year ended December 31, 2006, the Company accrued professional fees relating to accounting and administrative support services provided by related parties (consultants related to the Company) amounting to approximately $70,000. These amounts are included as professional fees on the Company’s consolidated statement of operations. The total amount due to related parties was approximately $124,000 at December 31, 2006.

The Company’s Chairman and Chief Executive Officer provides funding on an ongoing basis for working capital requirements. At December 31, 2006, the total amount owing to the Chairman and Chief Executive Officer was approximately $765,000 and is repayable on demand. The Company’s Chairman and Chief Executive Officer has agreed not to seek repayment of this loan for a minimum of 12 months from December 31, 2006. The Company accrues interest on such outstanding amount at 7% per annum and at December 31, 2006, such accrued interest was approximately $45,000.

Note 7. Deferred Income Taxes

At December 31, 2006, the Company had carryforward losses for income tax purposes of approximately $811,000 based on the federal income tax rate of 35% that may be offset against future taxable income. The carryforward losses expire at various times through the year 2021. Due to the uncertainty regarding the success of the future operations, management has recorded a valuation allowance against the deferred tax asset, which amounts to 100% of the related deferred tax asset.

Note 8. Commitments and Contingencies

The Company has commitments under an operating lease agreement for furnished office space in Miami, Florida. In addition to rent, the Company and its subsidiary is responsible for operating costs, real estate taxes and insurance.

As of December 31, 2006, the future minimum annual rental commitment under this lease, which expires on March 31, 2009, is as follows:

Year ending December 31, 2007	$114,000
Year ending December 31, 2008	117,000
Year ending December 31, 2009	30,000
$261,000

Rent expense under operating leases were approximately $82,000 and $36,000 for the years ended December 31, 2005 and 2004, respectively.

On May 6, 2005, we agreed to acquire a minority interest in CardioGenics, Inc. (“CardioGenics”), a privately held Canadian biotechnology and medical devices company, subject to successful completion of the due diligence process. CardioGenics is focused on the development of superior products for the In-Vitro-Diagnostics cardiac testing market and several other related proprietary technologies related to the screening and testing of cardiac ailments. The terms of this potential investment were subsequently modified by both parties on June 14, 2005, on February 24, 2006, and again on February 2007 respectively furthermore on March 1, 2007 the parties agreed to extend the closing date to June 30, 2007.

Based on current terms, and subject to the satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, the Company has agreed to potentially invest $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics pursuant to which the Company will own approximately 20% of CardioGenics by the end of June 2007. Additionally, in return for the Karver investment and in order for Karver to obtain a majority control of CardioGenics as the Company may require, CardioGenics agreed to grant Karver a two-year warrant to purchase sufficient additional shares at a pre-set valuation to acquire a majority control of CardioGenics. In addition to the successful completion of its due diligence on CardioGenics, in order to complete the investment, Karver will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and equity securities. At this time, no such financing transactions have been agreed to or finalized.

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

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2006, which is the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal year ended December 31, 2006, that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and serve until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current directors and executive officers is as follows:

Name	Age	Positions with the Company

Dr. Jack Kachkar	44	Chairman, Chief Executive Officer and President, Secretary, Principal Financial Officer and Director

Jay M. Green	58	Executive Vice President and Director

Dr. Jack Kachkar MD, age 44, has been the Chairman, Chief Executive Officer and President, Secretary, Principal Financial Officer and a Director of the Company since September 2004. Dr. Kachkar is also the Chairman, Chief Executive Officer and Director of Inyx, Inc., a publicly traded specialty pharmaceutical company (“Inyx”) which is listed on the Nasdaq Over-the-Counter Bulletin Board. Dr. Kachkar also manages his family’s investments in the commodity industries. Dr. Kachkar is a medical doctor with experience as an executive within the pharmaceutical and health industries. In addition to his experience in providing consulting and advisory services within these industries, Dr. Kachkar has founded and assisted in the acquisition of a number of pharmaceutical companies focused on the commercialization and manufacturing of pharmaceutical products, including Inyx. From 1996 until December 2002, Dr. Kachkar was President and CEO of Miza Pharmaceuticals, Inc. (“Miza”), a Canadian corporation in Toronto, Ontario. Miza is now inactive. While in operation, Miza had three operating subsidiaries, Miza Pharmaceuticals (UK), Ltd. (“Miza UK”), Miza Ireland Limited (“Miza Ireland”) and Miza Pharmaceuticals USA, Inc. (“Miza USA”). Dr. Kachkar was involved in the management of all four companies, although he resigned as an officer of Miza in December 2002 and as a director in May 2003, prior to that company becoming inactive; he resigned as a director of Miza UK in August 2002 and was never an officer; he resigned as a director of Miza Ireland in October 2002 and was never an officer; and he resigned as an officer of Miza USA in March 2003 and as a director in April 2003. Miza UK was placed in Administration in September 2002, and sold its assets out of Administration in March 2003, to Inyx Pharma; Miza Ireland’s assets were sold by a court-appointed liquidator during 2003; Miza USA was placed into Chapter 11 bankruptcy proceedings by its new owners in May 2003 under the name Carr Pharmaceuticals, Inc., and was then subsequently liquidated by its secured lenders. Dr. Kachkar earned his medical degree summa cum laude in 1995 from the English Language Medical Program at Semmelweis Medical University in Budapest, Hungary.

Jay M. Green, age 58, has been the Executive Vice-President and a Director of the Company since September 2004. Mr. Green also currently serves as the Executive Vice President and Director of Inyx, Inc. Mr. Green has more than twenty years of business and financial experience, including serving as a corporate officer with New York Stock Exchange and American Stock Exchange-listed companies. From January until November 2003, Mr. Green was a managing director of Duncan Capital, LLC, a merchant banking/investment banking firm. From June 2001 until December 2002, Mr. Green was a Managing Director of BlueFire Partners, a Minneapolis-based capital markets advisory firm. From January 2001 until May 2001, Mr. Green served as an independent financial consultant advising both private and public companies. From June 2000 until December 2000, he was a Vice President with Unapix Entertainment, Inc., which was a public company on the American Stock Exchange (ASE: UPX) that filed for bankruptcy and its assets were subsequently liquidated. From March 1999 to May 2000, Mr. Green was an independent consultant advising private and public companies. From September 1998 until February 1999, he served as a Vice President with Paxar Corp. (NYSE: PXR). From January 1991 until May 1998, Mr. Green was a Vice President with Seitel, Inc. (which was on the AMEX and then the NYSE during his tenure).

Director Compensation

The Company does not currently compensate its directors.

Audit Committee

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. We do not currently have a financial expert serving on the Audit Committee because it is believed that the time and expense associated with locating such a financial expert is not justified during the time that the Company remains in the development stage and has relatively limited financial resources.

Governance

As we are not listed on a national stock exchange, we are not subject to the implementation of certain corporate governance requirements mandated by the Sarbanes-Oxley Act of 2002, as of the date of this filing.

Code of Ethics

We have not adopted a formal ethics policy for our chief executive officer or senior financial officers, due to our status as an Over-the-Counter Bulletin Board Company with only two management personnel. We believe that our Board can successfully oversee and manage our existing officers and employees. However, we believe that an ethics policy is important and intend to consider adopting such a policy in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not file reports pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and its officers, directors, and 10% shareholders are not required to file reports under Section 16(a) of the Securities Act.

  ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the executives of the Company:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Dr. Jack Kachkar	2006	$37,5000	—	—	—	—	—	—	$37,500
Chief Executive Officer	2005	—	—	—	—	—	—	—	—

Jay M. Green	2006	—	—	—	—	—	—	—	—
Executive Vice President	2005	—	—	—	—	—	—	—	—

The Company entered into an employment agreement with its Chief Executive Officer and President on October 1, 2006 for a five year term with an annual salary of $150,000, four weeks of vacation and a severance of twenty-four months.

As of December 31, 2006, there were no outstanding equity awards for the executives of the Company. The directors of the Company did not receive any cash or equity compensation during the year ended December 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 26, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) all directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Name and Address of Beneficial Owner	Number of Shares Owned		Percent of Class
First Jemini Trust Larry Stockhamer Trustee 76 Sanibel Crescent Thornhill, Ontario L4J 8K7	5,086,600	(1)	37.29%

Karver Holdings, Ltd. 104 West Shore Drive Putnam Valley, NY 10579	2,336,659	(2)	17.13%

Viktoria Benkovitch 445 Grand Bay Drive #1210 Key Biscayne, FL 33149	1,076,802	(3)	7.89%

Jay M. Green	-		-

Dr. Jack Kachkar	-		-

All officers and directors as a group (2 persons)	-		-

(1)
First Jemini Trust is a discretionary family trust for the benefit of our Chairman and Chief Executive Officer, his spouse, Ms. Viktoria Benkovitch and family members. Such beneficiaries possess no right to the Trust and therefore have no direct beneficial ownership of shares held by the Trustee.

(2)
Karver Capital Holdings, Ltd., is a private investment holding company incorporated in the British Virgin Islands of which, Mr. Green, our Executive Vice President and Dr. Kachkar’s spouse, Ms. Viktoria Benkovitch, are co-owners. Subsequent to the year end Karver Capital Holdings, Ltd. changed its name to Karver Holdings, Ltd.

(3)	Ms. Viktoria Benkovitch is the spouse of Dr. Kachkar, our Chairman and Chief Executive Officer. Dr. Kachkar disclaims beneficial ownership over the shares owned by Ms. Benkovitch.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Green and Dr. Kachkar’s spouse, Viktoria Benkovitch, are co-owners of Karver Holdings, Ltd. (“Karver Holdings”), formerly known as Karver Capital Holding, Ltd. (“Karver Capital”) a private investment holding company incorporated in the British Virgin Islands, which owns approximately 17% of the outstanding stock of the Company. Mr. Green is executive vice-president and a director of the Company. Ms. Benkovitch’s spouse, Dr. Jack Kachkar is the Chairman and director of the Company.

During the year ended December 31, 2006, the Company accrued management fees of $41,000, payable to an affiliated company for management services. Additionally, the Company accrued rent expense of approximately $26,000, also payable to the affiliated company for the rental of furnished office space under a sublease agreement, which was terminated August 31, 2006. These amounts are included in the general and administrative expenses of the Company’s consolidated statement of operations. At December 31, 2006, the total amount due to the affiliated company was approximately $6,000. The Company settles the outstanding amounts on a monthly basis.

During the year ended December 31, 2006, the Company entered into a short-term sub-lease agreement with the same affiliated company whereby commencing September 1, 2006, the Company agreed to sublease a portion of its office space in Miami, Florida, to the affiliate through March 31, 2007, for monthly rent income of $4,000. Prior to September 1, 2006, the Company had sub-leased this office space on a month to month basis for monthly rent income of $2,500. For the year ended December 31, 2006, the Company charged approximately $35,000 for sublease rental income on this office space. Rent income is included in the consolidated statement of operations as an offset against rent expense.

Additionally, for the year ended December 31, 2006, the Company accrued professional fees relating to accounting and administrative support services provided by related parties (consultants related to the Company) amounting to approximately $70,000. These amounts are included as professional fees on the Company’s consolidated statement of operations. The total amount due to related parties was approximately $124,000 at December 31, 2006.

The Company’s Chairman and Chief Executive Officer provides funding on an ongoing basis for working capital requirements. At December 31, 2006, the total amount owing to the Chairman and Chief Executive Officer was approximately $765,000 and is repayable on demand. The Company’s Chairman and Chief Executive Officer has agreed not to seek repayment of this loan for a minimum of 12 months from December 31, 2006. The Company accrues interest on such outstanding amount at 7% per annum and at December 31, 2006, such accrued interest was approximately $45,000.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference
2.1	Asset Purchase Agreement dated September 13, 2004	Filed as Exhibit 2.1 to Form 8-K filed on September 17, 2004
3.1.1	Amended and Restated Certificate of Incorporation of Medeorex, Inc.	Filed as Exhibit 3.1 to Form 8-K filed on September 29, 2004
3.1.2	Amended and Restated Certification of Incorporation of Karver International, Inc.	Filed as Exhibit 3.1 to Form 8-K filed on November 9, 2005
3.2	Amended and Restated Bylaws of Medeorex, Inc.	Filed as Exhibit 3.2 to Form SB-2 filed on September 28, 2000
10.1	Share Exchange Agreement between Clixtix and Medeorex, dated September 13, 2004	Filed as Exhibit 10.1 to Form 8-K filed on September 17, 2004
10.2	Share Exchange Agreement between Phyllis Maxwell and First Jemini Trust dated September 13, 2004	Filed as Exhibit 10.2 to Form 8-K filed on September 17, 2004
10.3	Agreement and Mutual General Release dated April 15, 2005	Filed as Exhibit 10.1 to Form 8-K filed on April 21, 2005
10.4	Employment Agreement with Dr. Jack Kachkar, dated as of October 1, 2006	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer.	Filed herewith
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has appointed Berkovits, Lago & Company, LLP as the Company’s independent auditors for 2006.

The following table lists the fees for services rendered by the independent registered public accounting firms for 2006 and 2005:

	Audit Fees(1)	Audit Related Fees	Tax Fees	All Other Fees
2006	$36,500	$-	$7,500	$-
2005	$29,000	$-	$7,250	$-

(1)
Audit fees billed in 2006 and 2005 consisted of the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARVER INTERNATIONAL, INC.

April 2, 2007	By:	/s/ Dr. Jack Kachkar
Dr. Jack Kachkar
Chief Executive Officer, Principal Financial
Officer, Secretary and Director

April 2, 2007	By:	/s/ Jay M. Green
Jay M. Green
Executive Vice President and Director