Form 10QSB
period 2007-03-31
Karver International, Inc.
filed 2007-05-15
CIK 1124813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, 13,641,461 shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Karver International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,284	$1,236
Prepaid expenses	44,641	41,007
Total current assets	45,925	42,243

Furniture and equipment, net	37,075	37,978
Other assets - deposits	28,270	28,270

Total assets	$111,270	$108,491

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$13,807	$11,101
Due to affiliated company	13,267	6,420
Due to related parties	144,917	124,167
Accrued liabilities	24,500	29,500
Accrued interest on stockholder loan	60,784	44,670
Stockholder loans at 7% interest per annum, due on demand	915,796	764,558
Total current liabilities	1,173,070	980,416

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock - $0.0001 par value, 20,000,000 shares authorized, 13,641,461 shares issued and outstanding as of March 31, 2007 and December 31, 2006	1,364	1,364
Additional paid-in capital	214,531	214,531
Accumulated deficit prior to development stage	(66,003)	(66,003)
Accumulated deficit during development stage	(1,211,692)	(1,021,817)
Total stockholders’ deficit	(1,061,800)	(871,925)

Total liabilities and stockholders’ deficit	$111,270	$108,491

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the three months ended March 31,		Cumulative Period from September 13, 2004 (Effective date of Development Stage Company) to March 31,
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)
Operating expenses
Professional fees	$60,285	$40,503	$599,233
Travel, promotion and related expenses	-	-	136,262
Rent and general office expense	36,022	24,258	237,535
Payroll and related expenses	76,551	-	162,609
Depreciation	903	1,263	11,669
Total operating expenses	173,761	66,024	1,147,308

Loss before interest expense	(173,761)	(66,024)	(1,147,308)

Interest expense	16,114	5,097	64,384

Net loss	$(189,875)	(71,121)	(1,211,692)

Basic and fully diluted net loss per share	$(0.01)	(0.01)

Weighted-average number of shares used in computing basic and fully diluted net loss per share	13,641,461	13,641,461

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
 (A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,		Cumulative Period from September 13, 2004 (Effective Date of Development Stage Company) through March 31,
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)
Cash flows from operating activities:
Net loss for the period	$(189,875)	$(71,121)	$(1,211,692)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	903	1,263	11,669
Fundings provided by stockholder	151,238	63,945	915,796
Shares returned to treasury	-	-	(108)
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(3,634)	(29,355)	(44,642)
Increase in deposits	-	-	(28,270)
(Decrease)/Increase in accounts payable and other current liabilities	(2,294)	(8,323)	53,307
(Decrease)/increase in due to affiliate	6,846	11,875	(1,733)
Increase in due to related part	20,750	17,000	144,917
Increased in accrued stockholder interest	16,114	5,050	60,784

Net cash provided by (used in) operating activities	48	(9,666)	(99,972)

Cash flows from investing activities:
Purchases of furniture and equipment	-	-	(48,744)

Net cash used in investing activities	-	-	(48,744)

Cash flows from financing activities:
Proceeds from share issuance	-	-	150,000

Net cash provided by financing activities	-	-	150,000

Change in cash	48	(9,666)	1,284

Cash at beginning of period	1,236	661	-

Cash at end of period	$1,284	$(9,005)	$1,284

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
Shares returned to treasury	$-	$-	$(108)
Expenses paid by stockholders on behalf of Company	151,238	63,945	215,183
Increase in stockholder loan	(151,238)	(63,945)	(215,183)

The accompanying notes are an integral part of these consolidated financial statements.

Karver International, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Description and Presentation

Karver International, Inc. (“Karver” or the “Company”) was incorporated on April 18, 1989, in the State of New York and had been engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company and the Company changed its corporate name from Clixtix, Inc. to Medeorex, Inc. Immediately following the closing under the MDRX Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed the net liabilities of the theater ticket business operation.

On November 3, 2005, the Company changed its name to “Karver International, Inc”.

Since September 13, 2004, the Company’s activities principally consisted of seeking to acquire a business in the health and pharmaceuticals industries. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company operates in one business segment.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial net losses from operations for the period from September 13, 2004 (effective date as a development stage company) through March 31, 2007, and an accumulated deficit of approximately $1.2 million as of March 31, 2007. There is no guarantee that we will be able to generate revenue or raise capital to continue to support the Company’s operations.  This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon continued financial support from our stockholders, the attainment of financing necessary to operate our business, including completing any potential acquisitions, and achievement of profitable operations upon additional financing. Management believes that actions presently being taken to obtain additional equity or debt financing to fund its operations and implement its strategic business plans should provide the opportunity for the Company to continue as a going concern. This includes management’s ability to rely on existing financial industry relationships to raise capital for the Company prior to the end of 2007, although there can be no assurance that it will be able to raise sufficient capital to generate revenues to sustain operations.

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

Note 3. Summary of Significant Accounting Policies

The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2006. The accompanying consolidated financial statements for the three months ended March 31, 2007 and 2006 are unaudited but, in the opinion of management, include all necessary adjustments (consisting of normal, recurring in nature) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, the results of operations for the three months ended March 31, 2007 are not necessarily indicative of operating results to be expected for the year ending December 31, 2007.

Significant accounting policies are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

All inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts from prior consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

Note 4. Property and Equipment

Property and equipment consist of the following:

	March 31, 2007 (Unaudited)	December 31, 2006
Office furniture and equipment	$7,929	$7,929
Leasehold improvements	2,183	2,183
Computer software	6,115	6,115
	16,227	16,227
Less accumulated depreciation	(11,669)	(10,766)
	4,558	5,461
Equipment installation in progress	32,517	32,517
	$37,075	$37,978

For the three months ended March 31, 2007 and 2006, depreciation of property and equipment was approximately $900 and $1,300, respectively.

Note 5.  Related Party Transactions

During the three months ended March 31, 2007, the Company accrued management fees of approximately $17,800 payable to an affiliated company for management services. This amount is included in the general and administrative expenses of the Company’s consolidated statement of operations. In comparison, for the three months ended March 31, 2006, the Company accrued approximately $17,000 for management fees and rental of furnished office space in New York City under a sublease agreement, which was terminated August 31, 2006. As of March 31, 2007, the total amount due to the affiliated company was approximately $13,000.

During the year ended December 31, 2006, the Company entered into a short-term lease agreement with the same affiliated company whereby commencing September 1, 2006, the Company agreed to sublease a portion of its office space in Miami, Florida, to the affiliate through March 31, 2007, for monthly rent income of $4,400. The sublease was extended for an additional one year period in March 2007. For the three months ended March 31, 2007, the Company charged approximately $13,000 for sublease rental income on this office space. Rent income is included in the consolidated statement of operations as an offset against rent expense.

The Company’s Chairman and Chief Executive Officer provides funding on an ongoing basis for working capital requirements. At March 31, 2007, the total amount owed to the Chairman and Chief Executive Officer was approximately $916,000 and is repayable on demand. The Company’s Chairman and Chief Executive Officer has agreed not to seek repayment of this loan for a minimum of 12 months from March 31, 2007. The Company accrues interest on such outstanding amount at 7% per annum and, at March 31, 2007, such accrued interest was approximately $16,114.

Additionally, for the three months ended March 31, 2007, the Company accrued professional fees relating to accounting and administrative support services provided by related parties (consultants related to the Company) amounting to approximately $28,250. These amounts are included as professional fees on the Company’s consolidated statement of operations. The total amount due to related parties was approximately $145,000 at March 31, 2007.

Note 6.  Commitments and Contingencies

The Company has commitments under operating lease agreements for office space in Miami, Florida. In addition to rent, the Company and its subsidiary are responsible for operating costs, real estate taxes and insurance. The rent expense for the three months ended March 31, 2007 and 2006 were approximately $22,000 and $19,000, respectively, net of the sub-lease rent income. As of March 31, 2007, net future minimum annual rental commitments under operating leases are as follows:

9 months ending December 31, 2007	$50,055
Year ending December 31, 2008	105,323
Year ending December 31, 2009	29,546
$184,924

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The financial information set forth in the following discussion should be read in conjunction with, and is qualified in its entirely by, the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

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

General

The Company and its wholly owned subsidiary, MDRX, Inc. (“MDRX”), a Delaware corporation, is an emerging health and pharmaceutical services company. We are actively pursuing corporate and product acquisitions in order to establish a competitive position in these industries.

The Company was originally incorporated under the name Phyllis Maxwell’s Groups, Inc. in New York on April 18, 1989. On August 3, 2001, it filed a Certificate of Amendment changing the corporate name to Clixtix, Inc. Then, on August 31, 2001, The Company and its subsidiary entered into an Agreement and Plan of Reorganization pursuant to which it sold to the subsidiary all of its tangible and intangible assets appearing on its balance sheets as of June 30, 2001. The subsidiary also assumed all of the Company’s liabilities. As consideration for this agreement, the Company received 100 shares of the subsidiary’s common stock, which represented all of the issued and outstanding stock of the subsidiary. Through the subsidiary, the Company provided services for groups interested in attending New York’s Broadway and Off-Broadway theater productions.

During 2001, the Company conducted an initial public offering in which it offered and sold 1,000,000 shares of its common stock for net proceeds of $50,000. Such proceeds were utilized for corporate development and working capital.

On September 13, 2004, Ms. Phyllis Maxwell, the Company’s former president and controlling shareholder, sold 5,086,600 shares of the Company’s common stock, representing approximately 49% of the Company’s then issued and outstanding shares, to First Jemini Family Trust (the “Trust”), a Canadian discretionary family trust not affiliated with Ms. Maxwell. The Trust is a discretionary family trust for the benefit of our present Chairman and President, his spouse and family members. Such beneficiaries possess no right to the Trust and, therefore, have no direct beneficial ownership of shares held by the Trustee.

Also, on September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, a privately held Delaware corporation with intentions of operating in the health services industry, the Company issued to the stockholders of MDRX an aggregate of 4,490,226 shares of its common stock, representing approximately 31% of the issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of the former controlling shareholders of MDRX is our Chairman and President’s spouse. Although she is also a beneficiary of the Trust, as noted above, she does not possess any right to vote or dispose of the assets of that trust. As a consequence, the transaction with MDRX was treated for accounting purposes as a purchase and not a reverse merger. Pursuant to this Share Exchange Agreement, MDRX became our wholly owned subsidiary.

Immediately following the closing under the Share Exchange Agreement, the Company discontinued its theater ticket business by selling that operation and its assets to Aisle Seats, Inc. (“Aisle Seats”), a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation. To reflect the change in business operations, on September 23, 2004, the Company changed its name from “Clixtix, Inc.” to “Medeorex, Inc.” The Company subsequently changed its name from Medeorex to “Karver International, Inc.” on November 3, 2005.

The Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

On May 6, 2005, we agreed to acquire a minority interest in CardioGenics, Inc. (“CardioGenics”), a privately held Canadian biotechnology and medical devices company, subject to successful completion of the due diligence process. CardioGenics is focused on the development of superior products for the In-Vitro-Diagnostics cardiac testing market and several other related proprietary technologies involved in the screening and testing of cardiac ailments. The terms of this potential investment were subsequently modified by both parties on June 14, 2005, February 24, 2006 and March 1, 2007, respectively. On March 1, 2007, the parties agreed to extend the closing date to June 30, 2007. During such periods, the Company has been assisting CardioGenics in management, marketing and development of its business model and technologies.

Based on current terms, and subject to the satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, the Company has agreed to invest up to $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics, pursuant to which the Company will own approximately 20% of CardioGenics by the end of June 2007. Additionally, in return for the Karver investment and in order for Karver to obtain a majority control of CardioGenics as the Company may require, CardioGenics agreed to grant Karver a two-year warrant to purchase sufficient additional shares at a pre-set valuation to acquire a majority control of CardioGenics.

In addition to the satisfactory completion of our due diligence on CardioGenics, we will be required to raise capital for the contemplated transaction through a combination of additional borrowings and the issuance of debt and/or equity securities. At this time, no such financing transactions have been agreed to or finalized.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS

The accompanying consolidated financial information includes the accounts of Karver and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with that company and the transfer of the theater ticket operation to Aisle Seats.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were approximately $174,000, which included professional fees of approximately $60,000, rent and office expenses of approximately $37,000, payroll and related expenses of approximately $77,000, and depreciation of computer hardware and software of approximately $900. In comparison, for the three months ended March 31, 2006, operating expenses amounted to approximately $66,000, which included professional fees of $41,000, rent and office expenses of $24,000, and depreciation of computer hardware and software of approximately $1,300. There were no payroll and related expenses for the three months ended March 31, 2006.

Loss before Interest and Financing Expense

Losses before interest and financing expense for the three months ended March 31, 2007 and 2006 were approximately $174,000 and $66,000, respectively. The major reason for the increase relates to higher rent expense of approximately $12,000 due to the new office space in Miami, Florida, an increase of $12,000 in general office expense and a higher payroll expense of approximately $77,000 as the Company had no employees in the same period last year.

Interest Expense

Interest expense for the three months ended March 31, 2007 was approximately $16,000, relating to accrued interest on the 7% stockholder loans received during the period. In comparison, interest expense for the three months ended March 31, 2006 was approximately $5,000, also relating to the accrued interest on the 7% stockholder loans received during the period. The Company expects to incur such expenses until it starts generating cash flow from operations.

Net Loss

Net loss for the three months ended March 31, 2007 was approximately $190,000 compared to a net loss of $71,000 for the three months ended March 31, 2006. The increase in loss is mainly due to higher operating expenses and interest costs, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had cash of approximately $1,200.

Since the sale of the theater ticket business, we have been financing our operations primarily through capital contributions and short term loans from our Chairman and Chief Executive Officer. During the three months ended March 31, 2007, net funding provided by our Chairman and Chief Executive Officer amounted to approximately $151,000 and these funds were paid directly by the stockholder on behalf of the Company. The Company recorded the related expenses and increased the loans from our Chairman and Chief Executive Officer to approximately $916,000.

As we are a development stage company, we will require significant additional financial resources for the expansion of our health and pharmaceutical services business.  At this time, it is not possible to quantify what amount may actually be required and we will continue to depend on loans from our stockholders. If required, we may seek to obtain additional financing through public or private equity and/or debt financings, although no specific plans exist for conducting such financings at this time. Additionally, we cannot predict whether any such financing will be available on acceptable terms. If we are unable to obtain the required financings and financial capital structure to implement our business strategy to invest in, manage and grow health and pharmaceutical services companies, our ability to conduct business may be adversely affected and we may have to delay or reduce in scope such business strategy.

We are also pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may also be required to raise additional funds through additional borrowings or the issuance of additional debt and/or equity securities. At this time, no such financing transactions have been agreed to or finalized

Cash Flows from Operating Activities

The net cash provided by operating activities for the three months ended March 31, 2007 amounted to approximately $48, which was primarily the result of a net loss of approximately $190,000 relating to general and administrative costs. This was offset by depreciation expense of approximately $900 and increases in amounts due to affiliates and related parties of approximately $27,000, offset by a decrease in accounts payable amounting to approximately $2,300, a decrease in prepaid expenses and other current assets of approximately $3,600. In comparison, for the three months ended March 31, 2006, net cash used in operating activities amounted to approximately $10,000, and was primarily the result of a net loss of approximately $71,000 from continuing operations related to general and administrative costs. This was offset by depreciation expense of approximately $1,300, a decrease in accounts payable amounting to approximately $8,300, and an increase in prepaid expenses and other current assets of approximately $29,000.

Cash Flows from Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2007 or 2006.

Cash Flows from Financing Activities

There was no cash provided by or used in financing activities for the three months ended March 31, 2007 or 2006.

Expectations

In addition to establishing a business within the health care and pharmaceutical services sector, we are pursuing corporate and product acquisitions within the pharmaceutical industry in order to establish a competitive position in that market sector. We believe that we may be able to complete such a transaction within the next twelve months.

Going Concern

As shown in the accompanying consolidated financial statements, we incurred substantial net losses for the cumulative period from September 13, 2004 (effective date of Development Stage Company) through March 31, 2007, and an accumulated deficit of approximately $1.2 million as of March 31, 2007. There is no guarantee that we will be able to generate revenue or raise capital to support the Company’s operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon continued financial support from our stockholders, the attainment of financing necessary to operate our business including completing any potential acquisitions, and achievement of profitable operations upon additional financing.

Management believes that actions presently being taken to obtain additional equity and/or debt financing to fund its operations and implement its strategic business plans, to provide the opportunity for the Company to continue as a going concern. This includes management’s ability to rely on existing financial industry relationships to raise enough capital for the Company prior to the end of 2007, although there can be no assurances that it will be able to raise sufficient capital to generate revenues to sustain operations.

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

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2007, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

b) There were no changes that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

Date: May 15, 2007

KARVER INTERNATIONAL, INC.

By:	/s/ Jack Kachkar, M.D.
Jack Kachkar, M.D. Chief Executive Officer and Principal Financial Officer