Form 10QSB
period 2007-06-30
Karver International, Inc.
filed 2007-09-12
CIK 1124813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
____________

Commission file number: 333-46828

Karver International, Inc. (Name of small business issuer in its charter)

New York	13-3526402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Brickell Key Drive, Suite 901, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

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

As of September 11, 2007, 13,641,461 shares of the registrant’s Common Stock, par value $0.0001 per share were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Karver International, Inc.
(Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,664	$1,236
Prepaid expenses	37,632	41,007
Total current assets	39,296	42,243

Furniture and equipment, net	36,171	37,978
Other assets - deposits	28,270	28,270

Total assets	$103,737	$108,491

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$32,205	$11,101
Due to affiliated company	12,436	6,420
Due to related parties	128,917	124,167
Accrued liabilities	26,292	29,500
Accrued interest on stockholder loans	79,914	44,670
Stockholder loans at 7% interest per annum, due on demand	1,093,141	764,558
Total current liabilities	1,372,905	980,416

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock - $0.0001 par value, 20,000,000 shares authorized, 13,641,461 shares issued and outstanding as of June 30, 2007 and December 31, 2006	1,364	1,364
Additional paid-in capital	214,531	214,531
Accumulated deficit prior to development stage	(66,003)	(66,003)
Deficit accumulated during development stage	(1,419,060)	(1,021,817)
Total stockholders’ deficit	(1,269,168)	(871,925)

Total liabilities and stockholders’ deficit	$103,737	$108,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

Karver International, Inc.
(Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the six months ended June 30,		For the three months ended June 30,		Cumulative period from September 13, 2004 (Effective date of Development Stage Company) through June 30, 2007
	2007	2006	2007	2006
Operating expenses:
Professional fees	$126,290	$93,678	$66,005	$53,175	$665,238
Travel, promotion and related expenses	1,800	-	1,800	-	138,062
Rent and general office expenses	79,568	56,226	43,550	31,968	281,081
Payroll and related expenses	152,529	-	75,978		238,587
Depreciation	1,807	2,526	903	1,263	12,573
Total operating expenses	361,994	152,430	188,236	86,406	1,335,541

Loss before interest expense	(361,994)	(152,430)	(188,236)	(86,406)	(1,335,541)

Interest expense	35,249	11,249	19,130	6,153	83,519

Net loss	$(397,243)	$(163,679)	$(207,366)	$(92,559)	$(1,419,060)

Basic and fully diluted net loss per share	$(0.03)	$(0.01)	$(0.02)	$(0.01)

Weighted-average number of shares used in computing basic and fully diluted net loss per share	13,641,461	13,641,461	13,641,461	13,641,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Karver International, Inc.
(Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,		For the three months ended June 30,		Cumulative period from September 13, 2004 (Effective date of Development Stage Company) through June 30, 2007
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss for the period	$(397,243)	$(163,679)	$(207,366)	$(92,559)	$(1,419,060)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,807	2,526	903	1,263	12,573
Shares returned to treasury	-	-	-	-	(108)
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other current assets	3,375	(3,274)	7,009	(2,094)	(37,633)
Decrease in deposits	-	(28,270)	-	(95)	(28,270)
Increase in accounts payable and accrued liabilities	17,896	10,359	20,190	18,683	73,497
Increase/(decrease) in due to affiliate	6,016	22,000	(831)	10,125	(2,563)
Increase/(decrease) in due to related parties	4,750	29,833	(16,000)	12,833	128,917
Increase in accrued stockholder interest	35,244	11,157	19,130	6,106	79,914

Net cash used in operating activities	(328,155)	(119,348)	(176,965)	(45,738)	(1,192,733)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(1,944)	-	(1,944)	(48,744)

Net cash used in investing activities	-	(1,944)	-	(1,944)	(48,744)

Cash flows from financing activities:
Loans provided by stockholder	328,583	123,539	177,345	59,594	1,093,141
Proceeds from share issuance	-	-	-	-	150,000

Net cash provided by financing activities	328,583	123,539	177,345	59,594	1,243,141

Change in cash	428	2,247	380	11,912	1,664

Cash at beginning of period	1,236	660	1,284	(9,005)	-

Cash at end of period	$1,664	$2,907	$1,664	$2,907	$1,664

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
Shares returned to treasury	$-	$-	$-	$-	$(108)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Karver International, Inc.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Description

Karver International, Inc. (“Karver” or the “Company”) was incorporated on April 18, 1989 in the State of New York and had been engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company. Immediately following the closing under the MDRX Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., (“Aisle Seats”) a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed the net liabilities of the theater ticket business operation.

Since September 13, 2004, the Company’s activities principally consisted of acquiring or forming a business in the health and pharmaceuticals industries. The operating activities prior to September 13, 2004 relating to the theater ticket business have been reported as discontinued operations on the Company’s condensed consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

On November 3, 2005, the Company changed its name to Karver International, Inc.

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiary, MDRX, Inc..

All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they are unaudited and they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The Company has been in the development stage since the date of the Share Exchange Agreement with MDRX and the transfer of the theater ticket operation to Aisle Seats on September 13, 2004. All losses accumulated since that date have been considered as part of the Company’s development stage activities.

Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial net losses from operations for the period from September 13, 2004 (effective date as a development stage company) through June 30, 2007, and an accumulated deficit of approximately $1.4 million as of June 30, 2007. There is no guarantee that we will be able to generate revenue or raise capital to continue to support the Company’s operations.  This raises substantial doubt about our ability to continue as a going concern.

The Company’s future success is dependent upon continued financial support from its stockholders, the attainment of financing necessary to operate the business, including completing any potential acquisitions, and achievement of profitable operations upon additional financing. Management believes that actions presently being taken to obtain additional equity or debt financing to fund its operations and implement its strategic business plans should provide the opportunity for the Company to continue as a going concern. This includes management’s ability to rely on existing financial industry relationships to raise capital for the Company prior to the end of 2007, although there can be no assurance that it will be able to raise sufficient capital to generate revenues to sustain operations.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4.  Summary of Significant Accounting Policies

The financial information presented herein should be read in conjunction with our consolidated financial statements for the year ended December 31, 2006.

Significant accounting policies are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 5.  Furniture and Equipment, net

Furniture and equipment consist of the following:

	June 30, 2007 (Unaudited)	December 31, 2006
Office furniture and equipment	$7,929	$7,929
Leasehold improvements	2,183	2,183
Computer software	6,115	6,115
	16,227	16,227
Less: accumulated depreciation	(12,573)	(10,766)
	3,654	5,461
Equipment installation in progress	32,517	32,517
	$36,171	$37,978

For the three and six months ended June 30, 2007, depreciation expense for furniture and equipment was approximately $900 and $1,800, respectively. In comparison, for the three and six months ended June 30, 2006 depreciation expense for property and equipment was approximately $1,300 and $2,500.

Note 6.  Related Party Transactions

During the three and six months ended June 30, 2007, the Company accrued management fees of approximately $18,000 and $36,000, respectively, payable to an affiliated company for management services. This amount is included in the general and administrative expenses of the Company’s condensed consolidated statement of operations. In comparison, for the three and six months ended June 30, 2006, the Company accrued approximately $17,000 and $35,000, respectively for management fees and rental of furnished office space in New York City under a sublease agreement, which was terminated August 31, 2006. As of June 30, 2007, the total amount due to the affiliated company was approximately $12,000. Effective June 30, 2007, the management services agreement has been terminated.

During the year ended December 31, 2006, the Company entered into a short-term lease agreement with the same affiliated company whereby, commencing September 1, 2006, the Company agreed to sublease a portion of its office space in Miami, Florida, to the affiliate through March 31, 2007, for monthly rent income of $4,400. In March 2007, such sublease was extended for an additional one year period but was then subsequently terminated effective June 30, 2007 by mutual agreement between the parties. For the three and six months ended June 30, 2007, the Company charged approximately $16,000 and $29,000, respectively, for sublease rental income on this office space; there was no such rental income for the three and six month period ended June 30, 2006. Rent income is included in the condensed consolidated statement of operations as an offset against rent expense.

Additionally, for the three and six months ended June 30, 2007, the Company accrued professional fees relating to accounting and administrative support services provided by related parties (consultants related to the Company) amounting to approximately $22,000 and $50,000, respectively, compared to $17,000 and $34,000 for the three and six months ended June 30, 2006, respectively. This amount is included as professional fees on the Company’s condensed consolidated statement of operations. The total amount due to related parties was approximately $129,000 at June 30, 2007.

The Company’s Chairman and Chief Executive Officer (the “Chairman/CEO”) provides funding on an ongoing basis for working capital requirements. Effective September 13, 2004 through March 31, 2007, most of the Company’s operating expenses were paid directly by him on behalf of the Company. Subsequent to such period, he provided advances to the Company for making the required disbursements. Funding provided by the Chairman/CEO for the three and six month period ended June 30, 2007 approximated $177,300 and $328,583, respectively. At June 30, 2007, the total amount owed to the Chairman/CEO was approximately $1.1 million repayable on demand. The Chairman/CEO has agreed not to seek repayment of this loan for a minimum of 12 months from June 30, 2007. The Company accrues interest on such outstanding amount at 7% per annum; at June 30, 2007, the accrued interest was approximately $80,000.

Note 7.  Commitments and Contingencies

The Company has commitments under operating lease agreements for office space in Miami, Florida. In addition to rent, the Company and its subsidiary are responsible for operating costs, real estate taxes and insurance. The net rent expense for the three and six months ended June 30, 2007 was approximately $27,000 and $48,000, respectively, net of sub-lease rent income of approximately $16,000 and $29,000, respectively. In comparison, the net rent expense for the three and six months ended June 30, 2006 was approximately $22,000 and $37,000, respectively, net of sub-lease rent income of approximately $7,500 and $12,500, respectively. As of June 30, 2007, future minimum annual rental commitments under this operating lease which expires March 31, 2009 are as follows:

6 months ending December 31, 2007	$57,370
Year ending December 31, 2008	117,323
Year ending December 31, 2009	29,546
$204,239

Note 8.	Potential Investment

On May 6, 2005, the Company agreed to acquire a minority interest in CardioGenics, Inc. (“CardioGenics”), a privately held Canadian biotechnology and medical devices company, subject to successful completion of the due diligence process. CardioGenics is focused on the development of superior products for the In-Vitro-Diagnostics cardiac testing market and several other related proprietary technologies involved in the screening and testing of cardiac ailments. The terms of this potential investment were subsequently modified by both parties on June 14, 2005, February 24, 2006 and March 1, 2007, respectively. On March 1, 2007, the parties agreed to extend the closing date to June 30, 2007. The closing date has subsequently been further extended to December 31, 2007 in order to allow CardioGenics to complete certain business, technical and regulatory approval development milestones required to commercialize its technologies. During such periods, the Company has been assisting CardioGenics in management advice, marketing assistance and providing opinions regarding the development of Cardiogenics’ business model and technologies. The Company has not received any management or consultancy fees for providing such assistance during the due diligence process.

Note 9.  Subsequent Events

The Company’s two officers and directors are also officers and directors of Inyx, Inc. (“Inyx”), a publicly traded specialty pharmaceutical company specializing in technologies and products for the treatment of respiratory, allergy, dermatology and cardiovascular conditions. Inyx previously had sublease and/or management-service agreements with the Company, all of which have been terminated as of June 30, 2007. Since June 28, 2007, Inyx and certain of their current and former officers and directors, including the Company’s two officers and directors, have been parties to various litigation and bankruptcy proceedings with Inyx’s primary lender. The Company does not have a relationship with the Inyx’s primary lender and is not party to any such litigation or bankruptcy proceedings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion and analysis should be read in conjunction with, and qualified in its entirely by the Company’s condensed consolidated financial statements and related notes appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, statements included in this Quarterly Report on Form 10-QSB that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, but involve risks and uncertainties that could cause actual results to differ from those projected. The use of terminology such as “expect,” “believe,” “intend,” “continue,” “anticipate” and other similar expressions generally identify “forward-looking statements.” They include statements relating to, among other things, future capital, business strategies, expansion and growth of operations, cash flow, marketing of products and services, and development of new products and services. Factors that could cause actual results to differ materially include, but are not limited to, those described throughout this report. The Company disclaims any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring hereafter.

General

Karver International, Inc. (“Karver” or the “Company”) is an emerging health and pharmaceutical services company. Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market, but to date, we have not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that industry.

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

On May 6, 2005, the Company agreed to acquire a minority interest in CardioGenics, Inc. (“CardioGenics”), a privately held Canadian biotechnology and medical devices company, subject to successful completion of the due diligence process. CardioGenics is focused on the development of superior products for the In-Vitro-Diagnostics cardiac testing market and several other related proprietary technologies involved in the screening and testing of cardiac ailments. The terms of this potential investment were subsequently modified by both parties on June 14, 2005, February 24, 2006 and March 1, 2007, respectively. On March 1, 2007, the parties agreed to extend the closing date to June 30, 2007. The closing date has subsequently been further extended to December 31, 2007 in order to allow CardioGenics to complete certain business, technical and regulatory approval development milestones required to commercialize its technologies. During such periods, the Company has been assisting CardioGenics in management advice, marketing assistance and providing opinions regarding the development of Cardiogenics’ business model and technologies. The Company has not received any management or consultancy fees for providing such assistance during the due diligence process.

Based on current terms, and subject to the satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, the Company has agreed to invest up to $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics, pursuant to which the Company will own approximately 20% of CardioGenics by the end of December 2007. Additionally, in return for the Karver investment and in order for Karver to obtain a majority control of CardioGenics as the Company may require, CardioGenics agreed to grant Karver a two-year warrant to purchase sufficient additional shares at a pre-determined valuation to acquire a majority control of CardioGenics.

In addition to the satisfactory completion of our due diligence on CardioGenics (related to CardioGenics continuing to achieve certain developmental milestones), in order to complete our contemplated transaction with CardioGenics, the Company will be required to raise capital for such transaction through a combination of additional borrowings and the issuance of debt and/or equity securities. At this time, no such financing transactions have been agreed to, finalized or completed, and we cannot predict whether any such financing will be available on acceptable terms if at all.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

The accompanying consolidated financial information includes the accounts of Karver and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with MDRX and the transfer of the theater ticket operation to Aisle Seats.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 increased by approximately $101,800 or 118% to $188,200 from approximately $86,400 for the three months ended June 30, 2006. ,

The increase in operating expenses is primarily due to increase of approximately $76,000 in payroll and related expenses for the addition of two employees since October 2006, renewal of a consulting agreement contributed to an increase of approximately $12,800 in professional fees, increase of $1,800 for travel expenses, increase of approximately $4,800 in rent expense, and increase of approximately $6,700 in general office expenses offset by decrease of approximately $400 in depreciation expense.

Loss before Interest Expense

Loss before interest expense for the three months ended June 30, 2007 was approximately $188,200 compared to approximately $86,400 for the three month period ended June 30, 2006 . Our operating losses are a result of general and administrative costs associated with operating the business which are comprised of expenses addressed above under Operating Expenses. We have not yet earned any revenues to offset these costs.

Interest Expense

For the three months ended June 30, 2007, interest expense increased by approximately $13,100 or 218% to approximately $19,100 from approximately $6,000 for the three month period ended June 30, 2006. This interest expense represents interest related to funding provided by the Chairman/CEO. The increase in interest is directly proportional to the increase in funding provided by the Chairman/CEO. Funding provided by the Chairman/CEO for the three months ended June 30, 2007 and 2006 approximated $177,300 and $59,600 respectively.

Net Loss

Net loss for the three months ended June 30, 2007 increased by approximately $115,000 or 124% to approximately $207,400 from net loss of approximately $92,600 for the three months ended June 30, 2006. The loss for the three months ended June 30, 2007 was the result of general and administrative expenses of approximately $188,200 and interest expense of approximately $19,100.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Operating Expenses

Operating expenses for the six months ended June 30, 2007 increased by approximately $209,600 or 136% to approximately $362,000 from $152,400 for the six month period ended June 30, 2006. The increase in operating expenses is primarily due to an increase of approximately $153,000 in payroll and related expenses for the addition of two employees since October 2006, an increase of approximately $33,000 in professional fees, an increase of $1,800 for travel expenses, an increase of approximately $12,000 in rent expense, an increase of approximately $12,000 in general office expenses, all offset by a decrease of approximately $720 in depreciation expense.

Loss before Interest Expense

Loss before interest expense for the six months ended June 30, 2007 was approximately $362,000 compared to $152,400 for the six month period ended June 30, 2006. Our operating losses are a result of general and administrative costs associated with operating the business which are comprised of expenses addressed above under Operating Expenses. We have not yet earned any revenues to offset these costs.

Interest Expense

For the six months ended June 30, 2007, interest expense increased by approximately $24,000 or 214% to approximately $35,200 from approximately $11,200 for the six month period ended June 30, 2006. This interest expense represents interest accrued but not paid, related to funding provided by the Chairman/CEO. The increase in interest is directly proportional to the increase in funding provided by the Chairman/CEO. Funding provided by the Chairman/CEO for the six months ended June 30, 2007 and 2006 approximated $328,600 and $123,500, respectively.

Net Loss

Net loss for the six months ended June 30, 2007 increased by approximately $233,200 or 142% to approximately $397,200 from net loss of approximately $164,000 for the six months ended June 30, 2006. The net loss for the six months ended June 30, 2007 was the result of general and administrative expenses of approximately $362,000 and interest expense of approximately $35,200.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had cash of approximately $1,664.

Since our sale of the theater ticket business, we have been financing our operations primarily through capital contributions and short-term loans from our Chairman/CEO. As of June 30, 2007, such short-term loans were approximately $1.1 million. In prior periods from September 13, 2004 through March 31, 2007 most of our operating expenses were paid directly by our Chairman/CEO, subsequently advances were provided to the Company for making the respective payments including payroll.

As we are a development stage company, we will require significant additional financial resources for the expansion of our health and pharmaceutical services business. At this time, it is not possible to quantify what amount may actually be required and we will continue to depend on loans from our stockholders. If required, we may seek to obtain additional financing through public or private equity and or debt financings, although no specific plans exist for conducting such financings at this time. Additionally, we cannot predict whether any such financing will be available on acceptable terms, if at all. If we are unable to obtain the required financings and financial capital structure to implement our business strategies, invest in, manage and grow health and pharmaceutical services companies, including the contemplated CardioGenics transaction, our ability to conduct our business may be adversely affected.

We are also actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition or change our capital structure, we may also be required to raise additional funds through borrowings or the issuance of debt and/or equity securities. At this time no such financing transactions have been agreed to or finalized.

Cash Flows from Operating Activities for the Three Months Ended June 30, 2007 and 2006

The net cash used in operating activities for the three months ended June 30, 2007 amounted to approximately $177,000, which was primarily the result of a net loss of approximately $207,400 from continuing operations relating to general and administrative costs. This was adjusted by a depreciation expense of approximately $900, an increase to prepaid and other current assets of approximately $7,000, an increase in accounts payable and accrued liabilities of approximately $20,200 and an increase of approximately $2,300 in due to affiliate and related parties (including accrued interest). In comparison, for the three months ended June 30, 2006, the net cash provided by operating activities amounted to $45,700, which was the result of a net loss of approximately $92,600, adjusted by depreciation expense of approximately $1,300, an increase to prepaid and other current assets of approximately $2,200 an increase in accounts payable and accrued liabilities of approximately $18,700 and an increase of approximately $29,100 in due to affiliate and related parties (including accrued interest).

Cash Flows from Investing Activities

There was no cash used in investing activities for the three months ended June 30, 2007. In comparison, for the three months ended June 30, 2006, there was approximately $1,900 of cash used for purchase of furniture and computer equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended June 30, 2007 amounted to approximately $177,300. In comparison, for the three months ended June 30, 2006, cash provided by financing activities amounted to approximately $59,600. Cash provided by financing activities for the three months ended June 30, 2007 and 2006 related to funding provided by stockholder for working capital purposes.

Cash Flows from Operating Activities for the Six Months Ended June 30, 2007 and 2006

The net cash used in operating activities for the six months ended June 30, 2007 amounted to approximately $328,200, which was primarily the result of a net loss of approximately $397,200, adjusted by a depreciation expense of approximately $1,800, an increase in prepaid and other current assets of approximately $3,400, an increase in accounts payable and accrued liabilities of approximately $17,900 and an increase of approximately $46,000 in due to affiliated and related parties (including accrued interest). In comparison, for the six months ended June 30, 2006, the net cash used in operating activities amounted to approximately $119,300, which was primarily the result of a net loss of approximately $163,700, adjusted by depreciation expense of approximately $2,500, an increase in prepaid and other current assets of approximately $31,500, an increase in accounts payable and accrued liabilities of approximately $10,400, and an increase of approximately $63,000 in due to affiliated and related parties (including accrued interest).

Cash Flows from Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2007. In comparison, for the six months ended June 30, 2006, cash used in investing activities amounted to approximately $1,900 relating to the purchase of furniture and computer equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2007 amounted to approximately $328,600. In comparison, for the six months ended June 30, 2006, cash provided by financing activities amounted to approximately $123,500. Cash provided by financing activities for the six months ended June 30, 2007 and 2006 related to funding provided by a stockholder for working capital purposes.

Expectations

In addition to establishing a business within the healthcare sector and the contemplated CardioGenics transaction we are currently pursuing, we are also pursuing other corporate and product acquisitions within the pharmaceutical industry in order to establish a competitive position in that market sector.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we incurred substantial net losses for the cumulative period from September 13, 2004 (effective date of Development Stage Company) through June 30, 2007 and an accumulated deficit of approximately $1.4 million as of June 30, 2007. There is no guarantee whether we will be able to generate revenue and/or raise capital to continue to support the Company’s operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon continued financial support from our stockholders, the attainment of financing necessary to operate our business including completing any potential acquisitions, and achievement of profitable operations upon additional financing.

Management believes that actions presently being taken to obtain additional equity and/or debt financing to fund its operations and implement its strategic business plans, to provide the opportunity for the Company to continue as a going concern. This includes management’s ability to rely on existing financial industry relationships to raise enough capital for the Company prior to the end of 2007, although there can be no assurances that it will be able to raise sufficient capital in order to generate revenues to sustain operations.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should we not be able to continue as a going concern.

Item 3. CONTROLS AND PROCEDURES

(a) We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time period.

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2007, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective as of June 30, 2007.

(b) There were no changes that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

On August 21, 2007, the Company received notification from the National Association of Securities Dealers (“NASD”) that it is delinquent with respect to filing the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007. The notification stated that, pursuant to NASD Rule 6530, in order for the securities of the Company to continue to be eligible for quotation on the OTC Bulletin Board, the delinquent report should be filed with the Securities and Exchange Commission no later than September 20, 2007.

The Company’s two officers and directors are also officers and directors of Inyx, Inc. (“Inyx”), a publicly traded specialty pharmaceutical company specializing in technologies and products for the treatment of respiratory, allergy, dermatology and cardiovascular conditions. Inyx previously had sublease and/or management-service agreements with the Company, all of which have been terminated as of June 30, 2007. Since June 28, 2007, Inyx and certain of their current and former officers and directors, including the Company’s two officers and directors, have been parties to various litigation and bankruptcy proceedings with Inyx’s primary lender. The Company does not have a relationship with the Inyx’s primary lender and is not party to any such litigation or bankruptcy proceedings.

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

Date: September 12, 2007

KARVER INTERNATIONAL, INC.

By:	/s/ Jack Kachkar M.D.
Jack Kachkar M.D. Chief Executive Officer and Principal Financial Officer