Form 10QSB
period 2007-09-30
Karver International, Inc.
filed 2007-11-14
CIK 1124813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number: 333-46828

Karver International, Inc. (Name of small business issuer as specified in its charter)

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

As of November 12, 2007, 13,641,461 shares of the registrant’s Common Stock, par value $0.0001 per share were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Karver International, Inc.
(Development Stage Company)
Condensed Consolidated Balance Sheets
	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,561	$1,236
Prepaid expenses	49,979	41,007
Total current assets	51,540	42,243

Furniture and equipment, net	65,416	37,978
Other assets - deposits	28,270	28,270

Total assets	$145,226	$108,491

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$65,513	$11,101
Due to affiliated company	12,436	6,420
Due to related parties	136,052	124,167
Accrued liabilities	26,318	29,500
Total current liabilities	240,319	171,188

Accrued interest on stockholder loans	103,885	44,670
Stockholder loans at 7% interest per annum	1,369,806	764,558
Total liabilities	1,714,010	980,416

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized -0- shares issued and outstanding	-	-
Common stock - $0.0001 par value, 20,000,000 shares authorized, 13,641,461 shares issued and outstanding as of September 30, 2007 and December 31, 2006	1,364	1,364
Additional paid-in capital	214,531	214,531
Accumulated deficit prior to development stage	(66,003)	(66,003)
Deficit accumulated during development stage	(1,718,676)	(1,021,817)
Total stockholders’ deficit	(1,568,784)	(871,925)

Total liabilities and stockholders’ deficit	$145,226	$108,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

Karver International, Inc.
(Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the nine months ended September 30,		For the three months ended September 30,		Cumulative period from September 13, 2004 (Effective date of Development Stage Company) through September 30, 2007
	2007	2006	2007	2006
Operating expenses:
Professional fees	$170,737	$140,484	$44,447	$46,805	$709,685
Travel, promotion and related expenses	40,944	-	39,143	-	177,206
Rent and general office expenses	168,290	63,936	88,718	27,272	369,803
Payroll and related expenses	253,989	36,092	101,460	16,530	340,047
Depreciation	3,673	3,790	1,866	1,264	14,439
Total operating expenses	637,633	244,302	275,634	91,871	1,611,180

Loss before interest expense	(637,633)	(244,302)	(275,634)	(91,871)	(1,611,180)

Interest expense	59,226	19,771	23,982	8,522	107,496

Net loss	$(696,859)	$(264,073)	$(299,616)	$(100,393)	$(1,718,676)

Basic and fully diluted net loss per share	$(0.05)	$(0.02)	$(0.02)	$(0.01)

Weighted-average number of shares used in computing basic and fully diluted net loss per share	13,641,461	13,641,461	13,641,461	13,641,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Karver International, Inc.
(Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,		For the three months ended September 30,		Cumulative period from September 13, 2004 (Effective date of Development Stage Company) through September 30, 2007
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss for the period	$(696,859)	$(264,073)	$(299,616)	$(100,393)	$(1,718,676)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,673	3,790	1,866	1,264	14,439
Shares returned to treasury	-	-	-	-	(108)
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses
and other current assets	(8,972)	(3,092)	(12,347)	(273)	(49,979)
Decrease in deposits	-	(28,725)	-	-	(28,270)
Increase/(decrease) in accounts payable and accrued liabilities	51,230	(21,539)	33,334	(43,054)	106,831
Increase/(decrease) in due to affiliate	6,016	35,568	-	13,568	(2,564)
Increase/(decrease) in due to	11,885	47,250	7,135	17,416	136,052
related parties
Increase in accrued stockholder interest	59,215	19,613	23,971	8,457	103,885

Net cash used in operating activities	(573,812)	(211,208)	(245,657)	(103,015)	(1,438,390)

Cash flows from investing activities:
Purchase of furniture and equipment	(31,111)	(34,461)	(31,111)	(32,517)	(79,855)

Net cash used in investing activities	(31,111)	(34,461)	(31,111)	(32,517)	(79,855)

Cash flows from financing activities:		-
Loans provided by stockholder	605,248	248,912	276,665	136,528	1,369,806
Proceeds from share issuance	-	--	-	-	150,000

Net cash provided by financing activities	605,248	248,912	276,665	136,528	1,519,806

Change in cash	325	3,243	(103)	996	1,561

Cash at beginning of period	1,236	660	1,664	2,907	-

Cash at end of period	$1,561	$3,903	$1,561	$3,903	$1,561

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
Shares returned to treasury	$-	$-	$-	$-	$(108)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Karver International, Inc.
 (Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Description

Karver International, Inc. (“Karver” or the “Company”) was incorporated on April 18, 1989 in the State of New York and was previously engaged in the theater ticket business. On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (f/k/a Medeorex, Inc.), a privately held Delaware corporation established with the intention of operating in the health and pharmaceutical services industries, the stockholders of MDRX were issued an aggregate of 4,490,226 shares of the Company’s stock in exchange for all of the issued and outstanding shares of MDRX. Pursuant to the Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company. Immediately following the closing under the MDRX Share Exchange Agreement, the Company transferred its theater ticket operations to Aisle Seats, Inc., (“Aisle Seats”) a company controlled by the Company’s former president and majority stockholder. As consideration, Aisle Seats assumed the net liabilities of the theater ticket business operation.

Since September 13, 2004, the Company’s activities have principally consisted of acquiring or forming a business in the health and pharmaceuticals industries. The operating activities prior to September 13, 2004 relating to the theater ticket business have been reported as discontinued operations on the Company’s condensed consolidated statement of operations. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

On November 3, 2005, the Company changed its name to Karver International, Inc.

Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiary, MDRX, Inc.

All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they are unaudited and they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

The Company has been in the development stage since the date of the closing under the Share Exchange Agreement with MDRX and the transfer of the theater ticket operation to Aisle Seats on September 13, 2004. All losses accumulated since that date have been considered as part of the Company’s development stage activities.

Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

Note 3. Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis and, as such, it has been assumed that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred substantial net losses from operations for the period from September 13, 2004 (effective date as a development stage company) through September 30, 2007, and an accumulated deficit of approximately $1,718,700 as of September 30, 2007. There is no guarantee that we will be able to generate revenue or raise capital to continue to support the Company’s operations.  This raises substantial doubt about our ability to continue as a going concern.

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

Note 4.  Summary of Significant Accounting Policies

The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 which are contained in the Company’s Form 10-KSB.

Significant accounting policies are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note 5.  Furniture and Equipment, net

Furniture and equipment consist of the following:

	September 30, 2007 (Unaudited)	December 31, 2006
Office furniture and equipment	$7,929	$7,929
Leasehold improvements	15,783	2,183
Computer Hardware and software	23,625	6,115
	47,337	16,227
Less: accumulated depreciation	(14,438)	(10,766)
	32,899	5,461
Equipment installation in progress	32,517	32,517
	$65,416	$37,978

Depreciation expense for the three months ended September 30, 2007 and 2006, was approximately $1,900 and $1,300, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006, was approximately $3,700 and $3,800, respectively.

Note 6.  Related Party Transactions

For the three months ended September 30, 2007 and 2006, the Company accrued management fees of approximately nil and $8,500, respectively, payable to Inyx, Inc. (“Inyx”), a publicly traded company. The Chairman/CEO and Executive Vice President of the Company are also officers and directors of Inyx. For the nine months ended September 30, 2007 and 2006, the Company accrued management fees of approximately $35,600 and $23,500, respectively for accounting consultation and management advisory services. This amount is included in the general and administrative expenses of the Company’s condensed consolidated statement of operations. For the three and nine months ended September 30, 2006, the Company accrued rent expense for office space in New York City of approximately $6,700 and $26,300, respectively. The office space in New York City was rented under a sublease agreement with Inyx which was terminated August 31, 2006. As of September 30, 2007, the total amount due to Inyx was approximately $12,400 for management services net of approximately $15,300 receivable for sublease of office space in Miami, Florida. The management service agreement was terminated effective June 30, 2007.

During the year ended December 31, 2006, the Company entered into a short-term lease agreement with Inyx pursuant to which, commencing September 1, 2006, the Company agreed to sublease a portion of its office space in Miami, Florida, to the affiliate through March 31, 2007, for a monthly rent income of $4,400. In March 2007, such sublease was extended for an additional one year period but was then subsequently terminated effective June 30, 2007 by mutual agreement between the parties. For the three months ended September 30, 2007 and 2006, the Company charged approximately nil and $4,400 respectively, for sublease rental income on this office space. For the nine months ended September 30, 2007 and 2006, the Company charged approximately $29,300 and $4,400 respectively. Rent income is included in the condensed consolidated statement of operations as an offset against rent expense.

Additionally, for the three months ended September 30, 2007 and 2006, the Company accrued professional fees relating to accounting and administrative support and consulting services provided by related parties amounting to approximately $8,300 and $17,400, respectively. For the nine months ended September 30, 2006 the Company accrued approximately $58,500 and $51,400, respectively. This amount is included as professional fees on the Company’s condensed consolidated statement of operations. The total amount due to related parties was approximately $136,100 at September 30, 2007.

The Company’s Chairman and Chief Executive Officer (the “Chairman/CEO”) provides funding on an ongoing basis for working capital requirements. Between September 13, 2004 and March 31, 2007, most of the Company’s operating expenses were paid directly by the Chairman/CEO on behalf of the Company. Subsequent to such period, the Chairman/CEO provided advances to the Company for making the required disbursements. Funding provided by the Chairman/CEO for the three and nine months period ended September 30, 2007 approximated $276,700 and $605,200, respectively. At September 30, 2007, the total amount owed to the Chairman/CEO was approximately $1,369,800 repayable on demand. The Chairman/CEO has agreed not to seek repayment of this loan for a minimum of 12 months from September 30, 2007. The Company accrues interest on such outstanding amount at 7% per annum; at September 30, 2007, the accrued interest was approximately $103,900.

Note 7.  Commitments and Contingencies

The Company has commitments under operating lease agreements for office space in Miami, Florida. In addition to rent, the Company and its subsidiary are responsible for operating costs, real estate taxes and insurance. The net rent expense for the three months ended September 30, 2007 and 2006 was approximately $34,700 and $27,300 respectively, net of sub-lease rent income of approximately nil and $9,000, respectively. The net rent expense for the nine months ended September 30, 2007 and 2006 was approximately $83,100 and $64,000, respectively, net of sub-lease rent income of approximately $28,000 and $21,000, respectively. As of September 30, 2007, future minimum annual base rental commitments under this operating lease which expires March 31, 2009 are as follows:

3 months ending December 31, 2007	$28,700
Year ending December 31, 2008	117,300
Year ending December 31, 2009	29,500
$175,500
Note 8.  Potential Investment

On May 6, 2005, the Company agreed to acquire a minority interest in CardioGenics, Inc. (“CardioGenics”), a privately-held Canadian biotechnology and medical devices company, subject to successful completion of a due diligence process. CardioGenics is focused on the development of products for the In-Vitro-Diagnostics cardiac testing market and several other related proprietary technologies involved in the screening and testing of cardiac ailments. The terms of this potential investment were subsequently modified by both parties on June 14, 2005, February 24, 2006 and March 1, 2007, respectively. On March 1, 2007, the parties agreed to extend the closing date to June 30, 2007. The closing date has subsequently been further extended to December 31, 2007 in order to allow CardioGenics to complete certain business, technical and regulatory approval development milestones required to commercialize its technologies. During such periods, the Company has been assisting CardioGenics by providing management advice, marketing assistance and opinions regarding the development of CardioGenics’ business model and technologies. The Company has not received any management or consultancy fees for providing such assistance during the due diligence process.

Note 9.  Other

The Company’s two officers and directors are also officers and directors of Inyx, a publicly traded specialty pharmaceutical company specializing in technologies and products for the treatment of respiratory, allergy, dermatology and cardiovascular conditions. Inyx previously had sublease and/or management-service agreements with the Company, all of which have been terminated as of June 30, 2007. Since June 28, 2007, Inyx and certain of their current and former officers and directors, including the Company’s two officers and directors, have been parties to various litigation and bankruptcy proceedings with Inyx’s primary lender. The Company does not have a relationship with Inyx’s primary lender and is not a claimant or defendant to any such litigation or bankruptcy proceedings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion and analysis should be read in conjunction with, and is qualified in its entirety by the Company’s condensed consolidated financial statements and related notes appearing elsewhere in this report.

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

General

Karver International, Inc. (“Karver” or the “Company”) is an emerging health and pharmaceutical services company. Our Company is presently reviewing the feasibility of entering the immunoassay diagnostic niche market, but to date, has not yet commenced such activities. In addition, we are actively pursuing other pharmaceutical corporate and product acquisitions in order to establish a competitive position in that market.

On September 13, 2004, pursuant to a Share Exchange Agreement with MDRX, Inc. (“MDRX”), a privately held Delaware corporation, we issued to the stockholders of MDRX an aggregate of 4,490,226 shares of our common stock, representing approximately 31% of our issued and outstanding shares after the issuance, in exchange for all of the issued and outstanding shares of MDRX. One of the controlling stockholders of MDRX at that time was the Chairman/CEO’s spouse. Although she is also a beneficiary of the First Jemini Family Trust, a significant shareholder of the Company, she does not possess any right to vote or dispose of the assets of that trust. First Jemini Trust is a discretionary family trust for the benefit of the Chairman/CEO, his spouse, and family members. The transaction with MDRX was treated as a purchase and not as a reverse merger. Subsequently, on April 15, 2005, our Company executed an agreement and general release terminating its relationship with MedLink Central, Inc. and four other stockholders (collectively, the "MedLink Parties") as originally documented in the Asset Purchase Agreement dated August 2, 2004. Accordingly, the MedLink Parties surrendered 1,076,805 shares of the Company’s common stock owned by them. The common stock was returned to treasury on May 30, 2005, and subsequently cancelled by the Company.

Pursuant to the noted Share Exchange Agreement, MDRX became a wholly owned subsidiary of the Company. Immediately following the closing under the Share Exchange Agreement, we discontinued our theater ticket business by selling that operation and its assets to Aisle Seats, Inc. (“Aisle Seats”), a company controlled by the former president and controlling shareholder of the Company. As consideration, Aisle Seats assumed all of the liabilities of the theater ticket business operation.

The revenues generated prior to September 13, 2004 are from the theater ticket business and are unrelated to our present business plan. Accordingly, the Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

On May 6, 2005, the Company agreed to acquire a minority interest in CardioGenics, a privately held Canadian biotechnology and medical devices company, subject to successful completion of the due diligence process. CardioGenics is focused on the development of superior products for the In-Vitro-Diagnostics cardiac testing market and several other related proprietary technologies involved in the screening and testing of cardiac ailments. The terms of this potential investment were subsequently modified by both parties on June 14, 2005, February 24, 2006 and March 1, 2007, respectively. On March 1, 2007, the parties agreed to extend the closing date to June 30, 2007. The closing date has subsequently been further extended to December 31, 2007 in order to allow CardioGenics to complete certain business, technical and regulatory approval development milestones required to commercialize its technologies. During such periods, the Company has been assisting CardioGenics by providing management advice, marketing assistance and providing opinions regarding the development of CardioGenics’ business model and technologies. The Company has not received any management or consultancy fees for providing such assistance during the due diligence process.

Based on current terms, and subject to the satisfactory completion of due diligence and pursuant to a number of conditions being met by CardioGenics, the Company has agreed to invest up to $2.5 million in the form of a private placement in voting convertible preferred stock of CardioGenics, pursuant to which the Company will own approximately 20% of CardioGenics by the end of December 2007. Additionally, in return for the Karver investment and in order for Karver to obtain a majority control of CardioGenics as the Company may desire, CardioGenics agreed to grant Karver a two-year warrant to purchase sufficient additional shares at a pre-determined valuation to acquire a majority control of CardioGenics.

In addition to the satisfactory completion of our due diligence on CardioGenics related to CardioGenics continuing to achieve certain developmental milestones, in order to complete our contemplated transaction with CardioGenics, the Company will be required to raise capital for such transaction through a combination of additional borrowings and the issuance of debt and/or equity securities. At this time, no such financing transactions have been agreed to, finalized or completed, and we cannot predict whether any such financing will be available on acceptable terms if at all.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The accompanying consolidated financial information includes the accounts of Karver and its wholly owned subsidiary, MDRX, since September 13, 2004, the date of the Share Exchange Agreement with MDRX and the transfer of the theater ticket operation to Aisle Seats.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 increased by approximately $183,700, or 200%, to approximately $275,600 from approximately $91,900 for the three months ended September 30, 2006, due to enhanced scope of business development activities.

The increase in operating expenses is primarily due to an increase of approximately $101,500 in payroll and related expenses as a result of the addition of two employees since October 2006, and an additional two employees during the quarter ended September 30, 2007; an increase of approximately $39,100 for travel expenses; an increase of approximately $37,300 in general office expenses; an increase of approximately $7,300 in rent expense due to termination of rental income sublease agreement with an affiliate as of June 30, 2007, renewal of a consulting agreement contributed to an increase of approximately $4,500 in professional fees, and an increase of approximately $1,000 in depreciation expense, offset by decrease in professional fees of approximately $2,400 due to termination of a consulting agreement.

Loss before Interest Expense

Loss before interest expense for the three months ended September 30, 2007 was approximately $275,600 compared to approximately $91,900 for the three month period ended September 30, 2006, an increase of approximately $183,700 or 200%. Our operating losses are a result of increased general and administrative costs associated with an enhanced scope of business development activities which are comprised of the expenses addressed above under operating expenses. We have not yet earned any revenues to offset these costs.

Interest Expense

For the three months ended September 30, 2007, interest expense increased by approximately $15,500, or 181%, to approximately $24,000 from approximately $8,500 for the three month period ended September 30, 2006. Interest expense represents interest accrued but not paid, related to funding provided by the Chairman/CEO. Funding provided by the Chairman/CEO for the three months ended September 30, 2007 increased by approximately $140,000, or 102%, to approximately $277,000 from approximately $137,000 for the three month period ended September 30, 2006.

Net Loss

Net loss for the three months ended September 30, 2007 increased by approximately $199,200 or 198% to approximately $299,600 from a net loss of approximately $100,400 for the three months ended September 30, 2006, due to our enhanced business development activities. The loss for the three month period ended September 30, 2007 was the result of operating expenses of approximately $275,600 and interest expense of approximately $24,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 increased by approximately $393,300, or 161%, to approximately $637,600 from approximately $244,300 for the nine month period ended September 30, 2006, due to enhanced scope of business development activities.

The increase in operating expenses is primarily due to an increase of approximately $218,000 in payroll and related expenses for the addition of two employees since October 2006, and an additional two employees during the quarter ended September 30, 2007, an increase of approximately $49,100 in general office expenses; an increase of approximately $41,000 for travel expenses; an increase of approximately $30,300 in professional fees; and an increase of approximately $19,200 in rent expense due to termination of rental income sublease agreement with an affiliate as of June 30, 2007, offset by a decrease of approximately $117 in depreciation expense.

Loss before Interest Expense

Loss before interest expense for the nine months ended September 30, 2007 was approximately $637,600 compared to $244,300 for the nine month period ended September 30, 2006, an increase of approximately $393,300 or 161%. Our operating losses are a result of increased general and administrative costs associated with an enhanced scope of business development activities which are comprised of the expenses addressed above under Operating Expenses. We have not yet earned any revenues to offset these costs.

Interest Expense

For the nine months ended September 30, 2007, interest expense increased by approximately $39,500 or 200% to approximately $59,200 from approximately $19,800 for the nine month period ended September 30, 2006. Interest expense represents interest accrued but not paid, related to funding provided by the Chairman/CEO. Funding provided by the Chairman/CEO for the nine months ended September 30, 2007 and 2006 increased by approximately $356,300, or 143%, to approximately $605,200 from approximately $248,900.

Net Loss

Net loss for the nine months ended September 30, 2007 increased by approximately $432,800, or 164%, to approximately $696,900 from a net loss of approximately $264,100 for the nine months ended September 30, 2006, due to our enhanced business development activities. The net loss for the nine months ended September 30, 2007 was the result of operating expenses of approximately $637,600 and interest expense of approximately $59,200.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had cash of approximately $1,600.

Since our sale of the theater ticket business, we have been financing our operations primarily through capital contributions and loans from our Chairman/CEO repayable on demand. The Chairman/CEO has agreed not to seek repayment of this loan for a minimum of 12 months from September 30, 2007. As of September 30, 2007, such loans totaled approximately $1,369,800. In prior periods from September 13, 2004 through March 31, 2007 most of our operating expenses were paid directly by our Chairman/CEO on behalf of the Company, subsequently the Chairman/CEO provided advances to the Company for making the required disbursements including our payroll requirements.

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

We are also actively pursuing acquisitions that may require substantial capital resources. In the event that we make a significant future acquisition, we may also be required to raise additional funds through borrowings or the issuance of debt and/or equity securities. At this time, no such financing transactions have been agreed to or finalized.

Cash Flow Activities for the Three Months Ended September 30, 2007

Net cash used in operating activities for the three months ended September 30, 2007 amounted to approximately $245,700, which was primarily the result of a net loss of approximately $299,600 from continuing operations relating to general and administrative costs, adjusted by a depreciation expense of approximately $1,900, an increase to prepaid and other current assets of approximately $12,300, an increase in accounts payable and accrued liabilities of approximately $33,300 and an increase of approximately $31,100 due to affiliate and related parties (including accrued interest).

The net cash used in investing activities for the three months ended September 30, 2007 was approximately $31,100 for purchase of computer servers and related computer hardware and software, and certain leasehold improvements.

Cash provided by financing activities for the three months ended September 30, 2007 amounted to approximately $276,700, related to funding provided by the Chairman/CEO for working capital requirements.

Cash Flow Activities for the Nine Months Ended September 30, 2007

Net cash used in operating activities for the nine months ended September 30, 2007 amounted to approximately $573,800, which was primarily the result of a net loss of approximately $696,900, adjusted by a depreciation expense of approximately $3,700, an increase in prepaid and other current assets of approximately $9,000, an increase in accounts payable and accrued liabilities of approximately $51,200 and an increase of approximately $77,100 in due to affiliated and related parties (including accrued interest).

The net cash used in investing activities for the nine months ended September 30, 2007 was approximately $31,100 for purchase of computer servers and related computer hardware and software, and certain leasehold improvements to our office space.

Cash provided by financing activities for the nine months ended September 30, 2007 amounted to approximately $605,200, related to funding provided by the Chairman/CEO for working capital.

Expectations

In addition to establishing a business within the healthcare sector and the contemplated CardioGenics transaction we are currently pursuing, we are also pursuing other corporate and product acquisitions within both the pharmaceutical and health care services industries in order to establish a competitive position in that market sector.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we incurred substantial net losses for the cumulative period from September 13, 2004 (effective date of development stage company status) through September 30, 2007 and an accumulated deficit of approximately $1,718,700 as of September 30, 2007. There is no guarantee that we will be able to generate revenue and/or raise capital to continue to support the Company’s operations. This raises substantial doubt about our ability to continue as a going concern.

Our future success is dependent upon continued financial support from our stockholders, the attainment of financing necessary to operate our business including completing any potential acquisitions, and achievement of profitable operations upon additional financing.

Management believes that actions presently being taken to obtain additional equity and/or debt financing to fund the Company’s operations and implement its strategic business plans provide the opportunity for the Company to continue as a going concern. This includes management’s ability to rely on existing financial industry relationships to raise enough capital for the Company prior to the end of 2007, although there can be no assurance that the Company will be able to raise sufficient capital in order to generate revenues to sustain operations.

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

Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2007, which is the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective as of September 30, 2007.

(b) There were no changes that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

The Company’s two officers and directors are also officers and directors of Inyx, Inc. (“Inyx”), a publicly traded specialty pharmaceutical company specializing in technologies and products for the treatment of respiratory, allergy, dermatology and cardiovascular conditions. Inyx previously had sublease and/or management-service agreements with the Company, all of which have been terminated as of June 30, 2007. Since June 28, 2007, Inyx and certain of their current and former officers and directors, including the Company’s two officers and directors, have been parties to various litigation and bankruptcy proceedings with Inyx’s primary lender. The Company does not have a relationship with Inyx’s primary lender and is not party to any such litigation or bankruptcy proceedings.

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

Date: November 14, 2007

KARVER INTERNATIONAL, INC.

	By:	/s/ Jack Kachkar M.D.
Jack Kachkar M.D. Chief Executive Officer and Principal Financial Officer